Form 10-Q
period 1995-02-28
HARDING ASSOCIATES INC
filed 1995-04-10
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ----------------------

                                   FORM 10-Q
             (Mark One)

                 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               -----     THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended FEBRUARY 28, 1995 or


               ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from             to
                                                   -----------    -----------

                         Commission file number 0-16169

                            HARDING ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              68-0132062
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

               7655 REDWOOD BOULEVARD
                 NOVATO, CALIFORNIA                        94945
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  x   No
                      ---    ---

At April 4, 1995 the registrant had issued and outstanding an aggregate of 4,702,936 shares of its common stock.


                                     INDEX

                            HARDING ASSOCIATES, INC.


                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Condensed Consolidated Balance Sheets -
                          February 28, 1995 (Unaudited) and
                          May 31, 1994...................................................................3

                          Condensed Consolidated Statements of Income -
                          Three Months and Nine Months Ended
                          February 28, 1995 and February 28, 1994 (Unaudited) ...........................4

                          Condensed Consolidated Statements of Cash Flows -
                          Nine Months Ended February 28, 1995 and
                          February 28, 1994 (Unaudited)..................................................5

                          Notes to Condensed Consolidated Financial Statements
                          February 28, 1995 (Unaudited)..................................................6

         Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations......................................................7

PART II. OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K..............................................10

SIGNATURES                ..............................................................................11

INDEX TO EXHIBITS         ..............................................................................12




                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                            HARDING ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   February 28, 1995    May 31, 1994
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ..........................................................................   $  9,268      $  8,896
    Accounts receivable ................................................................................     30,061        26,842
    Unbilled work in progress ..........................................................................      6,764        11,665
    Less allowances for receivables and
        unbilled work ..................................................................................     (1,740)       (2,054)
    Prepaid expenses ...................................................................................      1,253         1,410
    Deferred income taxes ..............................................................................      1,768         2,478
- - ------------------------------------------------------------------------------------------------------------------------------------
        Total current assets ...........................................................................     47,374        49,237
- - ------------------------------------------------------------------------------------------------------------------------------------
Property and equipment, net ............................................................................      4,461         5,336
Deposits and other assets ..............................................................................      7,313         6,913
- - ------------------------------------------------------------------------------------------------------------------------------------
        Total assets ...................................................................................   $ 59,148      $ 61,486
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable ......................................................................................   $     14      $  2,030
    Accounts payable ...................................................................................      3,723         5,831
    Accrued expenses ...................................................................................      5,729         6,412
    Accrued compensation ...............................................................................      5,873         5,542
    Income taxes payable ...............................................................................        195            28
- - ------------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities ......................................................................     15,534        19,843
- - ------------------------------------------------------------------------------------------------------------------------------------
Other liabilities ......................................................................................      1,730         2,668
- - ------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities ..............................................................................     17,264        22,511
- - ------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies ..........................................................................       --            --
Minority interest in subsidiary ........................................................................        216          --
- - ------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock--$.01 par value;
        authorized shares 1,000,000;
        issued and outstanding--none ...................................................................       --            --
    Common stock--$.01 par value;
        authorized shares 10,000,000;
        issued and outstanding--4,702,936
        and 4,602,791 at February 28, 1995
        and May 31, 1994, respectively .................................................................         47            46
    Paid-in capital ....................................................................................     17,205        16,687
    Retained earnings ..................................................................................     24,416        22,242
- - ------------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity .....................................................................     41,668        38,975
- - ------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities and
           shareholders' equity ........................................................................   $ 59,148      $ 61,486
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.



                            HARDING ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                    Nine Months Ended
                                                                            February 28,                         February 28,
                                                                      1995             1994                 1995              1994
- - ------------------------------------------------------------------------------------------------------------------------------------

Gross revenue ..........................................           $ 31,248           $ 28,127           $ 99,073           $ 84,878
Less cost of outside services ..........................              9,079              8,920             29,794             25,462
- - ------------------------------------------------------------------------------------------------------------------------------------

Net revenue ............................................             22,169             19,207             69,279             59,416
- - ------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
      Payroll and benefits .............................             15,463             13,056             47,255             39,495
      General expenses .................................              6,170              5,724             18,586             17,548
- - ------------------------------------------------------------------------------------------------------------------------------------

      Total costs and expenses .........................             21,633             18,780             65,841             57,043
- - ------------------------------------------------------------------------------------------------------------------------------------

Operating income .......................................                536                427              3,438              2,373
Interest income, net ...................................                 92                 78                162                244
- - ------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes
      and minority interest ............................                628                505              3,600              2,617
Provision for income taxes .............................                248                201              1,422              1,035
Minority interest ......................................                  4               --                    4               --
- - ------------------------------------------------------------------------------------------------------------------------------------

Net income .............................................           $    376           $    304           $  2,174           $  1,582
====================================================================================================================================

Earnings per share .....................................           $    .08           $    .06           $    .45           $    .33
====================================================================================================================================

Weighted average shares outstanding ....................              4,804              4,908              4,807              4,850
====================================================================================================================================






   The accompanying notes are an integral part of these financial statements.



                            HARDING ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Nine Months Ended February 28,
                                                                                                      1995                   1994
- - ------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income ....................................................................              $   2,174               $   1,582

     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization .............................................                  2,493                   2,641
         Net decrease in current assets ............................................                  3,162                   1,085
         Net decrease in current liabilities .......................................                 (2,567)                 (2,296)
         Other decrease ............................................................                   (547)                   (782)
- - ------------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES ......................................................                  4,715                   2,230
- - ------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Net purchase of equipment .....................................................                   (752)                 (1,382)
     Investment in acquisition (net of acquired cash) ..............................                 (1,683)                   (552)
- - ------------------------------------------------------------------------------------------------------------------------------------

         NET CASH USED IN INVESTING ACTIVITIES .....................................                 (2,435)                 (1,934)
- - ------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Repayment of debt .............................................................                 (2,024)                   --
     Proceeds from sale of common stock ............................................                    116                     156
     Repurchase of common stock ....................................................                   --                    (1,684)
- - ------------------------------------------------------------------------------------------------------------------------------------

     CASH USED IN
         FINANCING ACTIVITIES ......................................................                 (1,908)                 (1,528)
- - ------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS ...............................................................                    372                  (1,232)

     Cash and cash equivalents at
     beginning of period ...........................................................                  8,896                  12,175
- - ------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................              $   9,268               $  10,943
===================================================================================================================================



   The accompanying notes are an integral part of these financial statements.


                            HARDING ASSOCIATES, INC.


                            HARDING ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


February 28, 1995

NOTE 1:      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Associates, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1994. Reclassification of certain balances for the fiscal year ended May 31, 1994 have been made to conform to the February 28, 1995 presentation.


                            HARDING ASSOCIATES, INC.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
(In thousands, except share data)


Third Quarter Comparison for Fiscal Years 1995 and 1994


The following table sets forth, for the periods indicated, (i) the percentage which certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                                                                                               Percentage
                                                 Three Months Ended           Nine Months Ended            Increase/(Decrease)
                                                     February 28,                February 28,                  February 28,
                                                                                                     Three Months      Nine Months
                                                 1995         1994            1995       1994        1995 vs 1994      1995 vs 1994
                                                 ----         ----            ----       ----        ------------      ------------
Net revenue  100.0% .....................       100.0%       100.0%          100.0%      15.4%          16.6%             16.6%
Costs and expenses
     Payroll and benefits ...............        69.8         68.0            68.2       66.5           18.4              19.6
     General expenses ...................        27.8         29.8            26.8       29.5            7.8               5.9
Operating income/margin .................         2.4          2.2             5.0        4.0           25.5              44.9
Interest income, net ....................          .4           .4              .2         .4           17.9             (33.6)
Income before income taxes
     and minority interest ..............         2.8          2.6             5.2        4.4           24.4              37.6
Provision for income taxes ..............         1.1          1.0             2.1        1.7           23.4              37.4
Net income ..............................         1.7          1.6             3.1        2.7           23.7              37.4


Third Quarter Comparison for Fiscal Years 1995 and 1994

Net revenue for the fiscal quarter ended February 28, 1995 totaled $22,169, an increase of 15.4 percent over net revenue of $19,207 for the third quarter of the prior fiscal year. The increase in net revenue was due primarily to the acquisition of Alpha Engineering Group, Inc. in May 1994 and, to a lesser extent, the acquisition of Envirosciences Pty. Ltd. in the prior fiscal quarter. Excluding the impact of acquisitions, net revenue was essentially unchanged from the third quarter of the prior fiscal year, as slightly lower demand was offset by a minor increase in prices for the Company's services. Firmwide, sales to private sector clients increased by 8 percent compared to the same quarter of the prior year with public sector sales increasing approximately 12 percent. Net revenue from public sector sales accounted for 50 percent of total net revenue compared to 52 percent in the third quarter of the prior year. Net revenue from California operations in the third quarter improved approximately 2% over the prior year, accounting for 36 percent of total net revenue compared to 42 percent in the third quarter of 1994.

Operating income amounted to $536, an increase of 25.5 percent from $427 for the third quarter in 1994. Operating margin increased slightly to 2.4 percent of net revenue in the current quarter compared to 2.2 percent in the third quarter of the prior fiscal year. The improvement in operating income and operating margin

                            HARDING ASSOCIATES, INC.

was the result of cost reductions implemented during the Company's prior fiscal year and increased efficiencies in the area of staff utilization.

Interest income for the third quarter of $97, before interest expense of $5, was higher compared to interest income of $78 for the third quarter of the prior fiscal year. Net interest income was higher due primarily to improved interest rates.

The effective tax rate was 39.5 percent for the third quarter of both fiscal 1995 and 1994.

Net income for the quarter was $376 compared with $304 in the third quarter of 1994, an increase of 23.7 percent. Earnings per share were $0.08 on 4,803,732 weighted average shares outstanding compared to $0.06 per share on 4,907,807 weighted average shares outstanding in the third quarter last year. The decrease in the weighted average shares outstanding was primarily related to a reduction in the number of stock options outstanding in the third quarter of fiscal 1995 versus the third quarter of the prior fiscal year.

Nine Month Comparison for Fiscal Years 1995 and 1994

Net revenue for the nine months (40 weeks) ended February 28, 1995 amounted to $69,279 an increase of 16.6 percent over net revenue of $59,416 for the nine months (39 weeks) ended February 28, 1995. Essentially all the increase in net revenue was due to acquisitions completed since the third quarter of fiscal 1994 and, to a lesser extent, an additional week of operating activity in the second quarter of fiscal 1995. On a comparable basis with the prior year, the Company experienced a slight improvement in both demand and prices for its services.

Operating income amounted to $3,438, an increase of almost 45 percent from operating income of $2,373 for the first nine months of last year. The operating margin of 5.0 percent was improved from 4.0 percent a year ago. The increase in operating income reflects reductions in the Company's cost structure effected in the prior fiscal year, and an overall improvement in staff utilization.

Interest income for the nine months was $205 before interest expense of $43, down from interest income of $244 in the same period last year. The decrease in net interest income was due primarily to the Company's decreased cash position which resulted in lower balances of invested cash, partially offset by improved interest rates and the impact of borrowings under the Company's line of credit earlier in the fiscal year.

The effective tax rate for the nine months ended February 28, 1995 and for the nine months ended February 28, 1994 was 39.5 percent.

Net income for the nine months was $2,174, up from net income of $1,582 for the nine month period in the prior year, an increase of 37.4 percent. Earnings per share were $0.45 on 4,806,964 weighted average shares outstanding compared to $0.33 per share on 4,849,586 weighted average shares outstanding in the nine month period last year. The decrease in the weighted average shares outstanding was primarily related to the reduction in the number of stock options outstanding in the first nine months of fiscal 1995 versus the first nine months of the prior year.

Due to seasonal factors, operating results for the nine month period ending February 28, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 31, 1995.

                            HARDING ASSOCIATES, INC.

Liquidity and Capital Resources

For the nine months ended February 28, 1995, net cash provided by operations was $4,715 compared to net cash provided by operations of $2,230 for the same period last year. The increase in cash provided by operations was primarily due to improvement in the Company's net accounts receivable in the current fiscal year compared to the prior fiscal year, and lower tax payments this fiscal year which resulted from the realization of certain deferred tax assets.

The Company made capital expenditures of $752, excluding $1,683 for acquisitions, in the first nine months of fiscal 1995 compared to capital expenditures of $1,382, excluding $552 for acquisitions, in the first nine months of the prior year. The Company anticipates that its capital expenditures excluding acquisitions for the current fiscal year will be at lower levels than those incurred in the prior fiscal year.

During the first nine months of fiscal 1994, the Company spent $1,684 under its previously announced plan to repurchase, under certain conditions, up to 500,000 of its common shares. There were no repurchases made during the first nine months of fiscal 1995.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure and geotechnical related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that may result from these matters and, in the aggregate, such claims are not expected to have a material adverse impact on the financial position and liquidity of the Company. Prior to May 1994, the Company was provided a professional liability insurance policy through a wholly owned subsidiary of the Company, and as such, was self insured for the liabilities covered by that policy. Currently, the Company is provided a $5 million professional liability insurance policy through an unrelated, rated carrier.

At February 28, 1995, the Company had cash on hand and cash equivalents of $9,268. The Company has a $20 million revolving credit line agreement which expires in October 1995. The Company is in compliance with all covenants pertaining to its credit agreement. At February 28, 1995, the Company had no borrowings outstanding under its line of credit, leaving $20 million available to the Company. There were no borrowings under the line of credit during the first nine months of fiscal 1994. Borrowings were available to the Company at
7.5 percent at February 28, 1995, and at 6.0 percent at May 31, 1994.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year and well into the next fiscal year. The Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions.

                            HARDING ASSOCIATES, INC.




                                    PART II

                               OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.   Exhibits

                 The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended February 28, 1995:

                 Exhibit No. 11 Computation of Per Share Earnings (Page 13)

                 Exhibit No. 27 Financial Data Schedule (Electronic Filing Only)

            b.   Reports on Form 8-K

                 None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      HARDING ASSOCIATES, INC.



Date:  April 7, 1995                  /s/ Donald L. Schreuder
                                      ------------------------------------------
                                      Donald L. Schreuder
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  April 7, 1995                  /s/ Gregory A. Thornton
                                      ------------------------------------------
                                      Gregory A. Thornton
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                            HARDING ASSOCIATES, INC.


                                 EXHIBIT INDEX

                                                               Sequential
                                                                Page No.
                                                               -----------


11         Computation of Per Share Earnings.                      13

27         Financial Data Schedule                      (Electronic Filing Only)