Form 10-K
period 1995-05-31
HARDING ASSOCIATES INC
filed 1995-08-25
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from            to
                                            ----------    ---------

                         Commission File Number 0-16169

                            HARDING ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        68-0132062
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

         7655 REDWOOD BOULEVARD, P.O. BOX 578, NOVATO, CALIFORNIA 94948
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (415) 892-0821

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class:             Name of each exchange on which registered:
     --------------------             ------------------------------------------
Common Stock, $0.01 par value                NASDAQ National Market System

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

        Aggregate market value of the voting stock held by non-affiliates of the registrant on August 8, 1995: $25,838,000

         Number of shares of the registrant's Common Stock outstanding as of August 8, 1995: 4,844,554.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 1995, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in
Part III.

                               Page 1 of 48 pages
                  The Index to Exhibits is located at page 36.

                                     PART I

ITEM 1.  BUSINESS.

Harding Associates, Inc. provides comprehensive engineering, environmental, and construction services related to the protection of environmental media potentially impacted by industrial and agricultural operations, the assessment and remediation of contaminated sites, and the management of hazardous and solid wastes. The Company also provides civil, transportation, and geotechnical engineering services, and services during construction, either independently or in support of the Company's environmental, waste management, and civil services.

The Company was originally incorporated in California in 1959, and reincorporated in Delaware in July 1987. Its principal executive offices are located at 7655 Redwood Boulevard, Novato, California 94945, and its telephone number is (415) 892-0821. Unless the context otherwise requires, the term "Company" as used herein refers to Harding Associates, Inc. and its wholly owned subsidiaries Harding Lawson Associates, Inc., Harding Lawson Associates Infrastructure, Inc. (formerly Alpha Engineering Group, Inc.), Harding International, Inc. and its subsidiaries Harding Lawson de Mexico, Harding Lawson Australia Pty. Ltd., and Harding Lawson Australia's 76% ownership in HLA-Envirosciences Pty. Limited.

The Company provides its clients a full range of environmental services to comprehensively support management of hazardous materials, hazardous wastes, solid wastes and waste waters, and effect the remediation of environmental problems related to the management of these wastes. The Company provides these services to clients that are constructing, operating or closing facilities and/or properties and also to clients that have ownership or responsibility for abandoned or historical industrial operations or hazardous waste disposal sites. These services may be performed for new, expanding, or discontinued operations or in connection with the transfer of ownership.

During the early stage of a project, the Company may perform site assessments or audits, and may prepare site characterization reports or environmental planning and permitting documents in response to federal, state or local regulations. Following site characterization, the Company may provide risk assessment and regulatory services to develop and negotiate cleanup standards. The Company may assist its clients to evaluate cleanup options, select and negotiate remedies with regulatory agencies, and provide a design for site remediation. The Company may provide its clients with construction and/or construction management services and may provide operation and maintenance of remedial systems.

The Company also provides engineering services with a focus on civil engineering related to infrastructure, which includes civil, transportation, process, sanitary, structural, electrical, and mechanical engineering disciplines from planning through construction administration. The Company's engineering services are most frequently applied to the design of highways, bridges and other transportation systems, and to the design and construction of industrial waste water treatment and air pollution control equipment.

The Company's services are provided to private and public sector clients through a staff of nearly 1,050 full time professional and support personnel located in 29 U.S. cities in Alaska, Arizona, California, Colorado, Florida, Hawaii, Illinois, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Texas, Utah, Virginia, and Washington, and five cities in Australia, and one in Indonesia. During the fiscal year ended May 31, 1995, the Company performed services for over 1,100 industrial and governmental clients.

The Company often provides services for its major clients under arrangements involving continuing service agreements. Such arrangements are usually on a "Time-and-Materials", "Cost-Plus-Fixed-Fee", or a "Fixed-Price" basis, and are usually terminable on advance notice by either party. Most of the Company's projects are on a Time-and-Materials basis, under which the Company bills its clients at fixed hourly rates plus subcontracted services and materials used. Fixed-Price arrangements, under which the Company agrees to perform a stated service for a set price regardless of the time and materials cost involved, carry the risk that the cost to the Company of performing the agreed-upon services may exceed the set price, but also carry the benefit of potentially higher profit.

REGULATORY BACKGROUND

Public concern over human health and the environment has led federal, state and local governments to enact legislation to correct and prevent environmental problems with particular emphasis on the generation, handling, disposal and cleanup of hazardous waste and hazardous substances. These laws and their implementing regulations affect industries and governmental bodies that manufacture, use, or dispose of toxic substances and other waste materials. Due to the complex nature of these regulations, demand is created for the Company's services. A significant portion of the Company's business is driven by federal, state, and local programs and regulations. Significant changes in policies affecting these programs or administrative actions affecting the sponsorship or funding of these programs could have a material adverse effect on the Company's business. The following federal legislation most affects the Company's business:

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA," also known as "Superfund") and Superfund Amendments and Reauthorization Act of 1986 ("SARA"). Superfund addresses problems created by past waste disposal practices by providing a means for identifying and cleaning up hazardous substances at designated sites. Superfund authorizes the Environmental Protection Agency ("EPA") to compel responsible parties to remediate hazardous substances and places responsibility for this remediation on the owners and operators of such sites and generators of the waste (identified as potentially responsible parties, or "PRPs") and provides for penalties for non-compliance with EPA orders.

Superfund was reauthorized as part of the 1991 federal budget appropriating $5.1 billion through 1994. Superfund is currently scheduled for reauthorization in 1995 or 1996. Over the past year there has been considerable debate regarding several key provisions of the statute. Superfund has been perceived by many to have been largely ineffective since 1980. Significant changes to the statute are expected when reauthorized. The Company is not able to ascertain the effect of the proposed reauthorization at this time.

Resource Conservation and Recovery Act of 1976 ("RCRA") and Hazardous and Solid Waste Amendments of 1984 ("HSWA"). RCRA was the first federal effort to regulate the treatment, storage and disposal of hazardous waste. It places "cradle-to-grave" responsibility for hazardous waste on the generators of such wastes and provides regulations for permitting, transporting, treating, storing and disposing of hazardous wastes in controlled facilities.

The Company believes that responding to the needs of industry under RCRA could result in additional demand for the Company's services. RCRA was scheduled for reauthorization in 1994, but will likely be delayed until 1996 or beyond.

The Clean Air Act ("CAA") and the Clean Air Act Amendments ("CAAA"). The CAA empowered the EPA to establish and enforce national air quality standards and to require states to set toxic air emission limits on facilities not meeting these national standards. The CAAA of 1990 require certain facilities which emit air pollution to obtain operating permits and mandate that the EPA develop guidelines and procedures relating to acid rain, urban air pollution, and air toxic emissions by the year 2000. Although implementation and enforcement of the CAAA have been slow, the CAAA significantly increased demand for the Company's air quality services during the 1995 fiscal year.

Other Federal and State Regulations. The Company's services are also utilized by its clients in complying with, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the National Environmental Policy Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Material Transportation Act. Many other federal regulations and policies have been established to cover more detailed aspects of hazardous waste legislation. Complimentary state laws have also been enacted. The State of California, for example, has consistently been a leader in passing and implementing state hazardous waste legislation. Similar laws in other states address such topics as air pollution control, underground storage tanks, water quality, solid waste, hazardous materials, surface impoundments, site cleanup and waste discharge.

SERVICES

The Company provides consulting and engineering services to clients through its staff of engineers and scientists who possess a diverse range of education and professional experience. Project teams are organized to utilize applicable talent from the Company's staff. Qualified subcontractors are utilized to provide special technical resources which the Company either does not possess or cannot cost effectively provide its clients in a specific geographic area.

The Company's environmental and waste services, carried out primarily through Harding Lawson Associates, include: remedial programs (site characterization and risk assessment, remedial engineering, design and construction management); waste disposal facility siting, permitting, design and closure; air quality management; site audits and assessments; regulatory compliance and environmental permitting and monitoring. The Company's infrastructure services include: transportation, structural, municipal, electrical and mechanical engineering and construction administration. Other services include: geotechnical engineering and water resources engineering. The Company has broad capabilities in computer applications and technical information management to support its consulting and engineering services.

*  HAZARDOUS WASTE MANAGEMENT

In the 1995 fiscal year, 70% of the Company's gross revenues have been derived from services relating to the restoration (assessment and remediation) of contaminated sites. Projects where Superfund, RCRA or similar enforcement regulations are driving the need for site restoration comprise the majority of these revenues, while sites where "leaking underground tank" regulations are causing the need for remediation comprise a smaller portion of these revenues. The Company's hazardous waste management services include the following:

     * Site Characterization. The Company provides a range of services needed to determine the nature and extent of contamination at hazardous waste sites.

     * Risk Assessment. Assessing the risks which hazardous chemicals pose to human health and the environment is critical to selecting appropriate remedial technologies. Risk assessment involves quantifying the hazard posed by the presence and movement of chemicals in disposal or release areas, and expected concentrations to which people or the environment may be exposed.

     * Remedial Design Engineering. The Company has particular experience in designing and implementing systems for removing contaminants from soil and water. The Company utilizes data acquired in site characterization and risk assessment studies to to design integrated remedial systems, prepare detailed construction drawings and specifications and develop operating manuals and maintenance programs for remedial systems.

     * Construction Management. The Company manages construction of remedial and pollution control systems and waste disposal facilities through its construction management group.

*  OTHER ENVIRONMENTAL SERVICES.

All other environmental services have accounted for 17% of the Company's gross revenues in the 1995 fiscal year. These services include:

     * Waste Disposal Facility Permitting, Design and Closure. The Company provides a comprehensive range of services related to siting, permitting, designing, operating, closing and post closure monitoring of solid and hazardous waste disposal facilities such as landfills, landfarms and incinerators.

     * Environmental Permitting and Monitoring. The Company's services are frequently required to comply with the National Environmental Policy Act and other state and local regulations related to the assessment of environmental impacts or anticipated environmental impacts.

     * Air Quality Management. Air pollution is increasingly recognized as the type of contamination that has the greatest impact on human health and the environment. The Clean Air Act Amendments of 1990 are expected to increase the market for air quality related services which are provided by the Company.

     * Site Assessments and Site Audits. The site assessment market is large but fluctuates with the real estate market. It is highly competitive and price driven. The Company seeks to provide these services only to responsible clients where the scope of the engagement and fees can be negotiated, and liability risks properly managed.

     * Regulatory Compliance. Regulatory compliance, evaluations, audits and support are a viable market which the Company expects will show modest growth as more facilities are brought under regulatory controls and more companies decide that an ongoing environmental auditing program will reduce environmental liabilities.

     * Lead Paint/Asbestos Management. The asbestos and lead-based paint markets are highly competitive with limited barriers for new entrants. The Company offers this service to select clients as part of its comprehensive environmental services.

*  CIVIL ENGINEERING SERVICES.

Other engineering services have accounted for 13% of the Company's gross revenues in the 1995 fiscal year. These services include:

     * Infrastructure/Transportation Engineering. The Company's civil engineers provide services relating to transportation including streets, road and highway design, traffic engineering, interchanges and high occupancy vehicle lane design; design of structures including bridges, peers and docks, water reservoirs and miscellaneous buildings and other structures; seismic retrofit; municipal engineering including water and sewer system design; storm drainage studies and design; storm water treatment and pump stations and transmission pipe lines design; electrical and mechanical engineering; and construction administration. The Company believes that these services will be in increasing demand in the future as the country moves to repair its deteriorating infrastructure and as funding becomes available as a result of the Intermodal Surface Transportation Efficiency Act
          ("ISTEA"), which Congress signed into law in December of 1991. The $155 billion, six year ISTEA provides federal aid to states on highway
          and  mass  transit   projects.   The  Company
          anticipates that its civil/infrastructure practice may benefit from this legislation and additional proposed legislation in the future.

     * Geotechnical Engineering. The Company's geotechnical engineers use advanced exploration tools, laboratory testing and analytical methods to evaluate soil and rock for foundations and for use in construction.

CUSTOMERS AND MARKETING

The Company's client base includes private-sector companies that comprised 46% of gross revenue in fiscal 1995. Non-regulatory governmental bodies provided 41% of gross revenues, including Department of Defense agencies, and 13% came from state and local governments. The Company's 15 largest clients accounted for approximately 49% of the Company's revenues in fiscal 1995, 53% in fiscal 1994 and 45% in fiscal 1993. Approximately 39% of its revenues during fiscal 1995 were derived from the Company's five largest clients compared to 39% in fiscal 1994 and 32% in fiscal 1993.

In fiscal 1995, the Department of the Army accounted for approximately 26% of the Company's gross revenue. Revenue from this client, which accounted for 29% of gross revenue in fiscal 1994 and 19% in fiscal 1993, was generated under various contracts in various locations which were negotiated independent of each other. While the loss of all work related to this client could have a material adverse effect on the Company, the contracts are with separate divisions or units of the Army and the loss of one contract would not necessarily affect other contracts at other locations. During fiscal 1995, certain of these Department of the Army contracts were substantially concluded, and others began to diminish and will be substantially completed in fiscal 1996. The Company has been successful in replacing some of these contracts although tasking and/or funding under the new contracting vehicles has been slow in developing. If the Company is unsuccessful in replacing a significant portion of the remainder of these contracts, or if funding is delayed under current contracting vehicles, a material decline in revenues could result. No other client accounted for 5% or more of gross revenues in fiscal 1995, 1994, or 1993.

The Company's marketing efforts are carried out by a full-time staff of marketing personnel and by senior technical and management professionals. The Company also participates in industrial trade shows and technical conferences, and publishes certain technical literature to support its marketing program.

BACKLOG

The Company often provides services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. At May 31, 1995, the Company had over $70 million of authorized gross revenue backlog compared with $59 million at May 31, 1994, and $58 million at May 31, 1993. Authorized gross revenue backlog, most of which is expected to be completed within the next 12 months, includes only such contracts where work authorization has been received. The Company can make no assurances, however, that work represented by backlog will not be delayed or cancelled. Because such authorizations are generally for periods considerably shorter than the duration of the work the Company expects to perform for a particular client, the Company does not feel that backlog figures are necessarily indicative of future revenues. In addition to authorized backlog, the Company has certain contracting vehicles which include substantial unauthorized amounts which are not included in backlog. Tasks under these contracts may or may not be authorized during fiscal 1996.

SEASONAL FACTORS

Due primarily to more holidays and inclement weather conditions, the Company's third quarter operating results are generally lower in comparison to other quarters.

COMPETITION

The Company competes with many companies of all sizes, none of which currently dominates any particular market segment. While the Company competes primarily on the basis of its reputation, a significant proportion of its projects are competitively bid and the Company believes its services to be price competitive.

POTENTIAL LIABILITY AND INSURANCE

A significant portion of the Company's activities relate to environmental and waste services. These services involve significant risks to the Company for environmental damage, personal injury, fines and costs imposed by regulatory agencies. Although liabilities arising from environmental regulations are more directly applicable to the Company's clients, such regulations under certain circumstances could impose liability on the Company resulting, for example, from a release or exacerbation of contamination or the improper handling of contaminants during the course of the Company's work. Such liabilities can be joint and several where other parties are involved. Both environmental and non-environmental services provided by the Company also involve other significant risks. The Company generally indemnifies its clients for losses and expenses incurred by them as a result of the Company's negligence and, in certain instances, the concurrent negligence of such clients. The Company maintains both a health and safety program and a quality assurance and quality control program to assist in reducing the risk of damage to persons and property and the potential for resulting losses. In the opinion of management, adequate provision has been made for all known liabilities that may result from these matters, and, in the aggregate, such claims are not expected to have a material adverse impact on the financial position of the Company.

Prior to May 1994, the Company was provided a professional liability insurance policy through a wholly owned subsidiary of the Company, and as such, was self insured for the liabilities covered by that policy. Currently, the Company is provided a $5 million per occurrence professional liability and contractor's pollution liability insurance policy through an unrelated, rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

PERSONNEL

At the end of fiscal 1995, the Company employed approximately 1,045 regular, full-time employees, including 600 engineers and scientists, 320 production support staff and 125 administrative and clerical personnel. In addition to its full-time staff, the Company employs approximately 50 part-time personnel at any time and utilizes temporary personnel as required, most of whom are technical support personnel. The Company maintains a continuous recruiting program to attract selected qualified personnel.

None of the Company's employees are presently represented by a labor union. The Company believes it has good employee relations.


ITEM 2.  PROPERTIES.

The  Company  leases  facilities  at  various  locations  in  Alaska,   Arizona,
California, Colorado, Florida, Hawaii, Illinois, Nevada, New Mexico, New Jersey, North Carolina, Oregon, Pennsylvania, Texas, Utah,

Virginia, Washington, and Australia. These facilities have a combined area of approximately 397,421 square feet. Aggregate lease expense for all of the Company's facilities during the fiscal year ended May 31, 1995 was approximately $5,494,000. The lease terms expire at various times through October 2003. Historically, the Company has not experienced any difficulty in renewing leases which have expired.

ITEM 3.  LEGAL PROCEEDINGS.

On May 19, 1995, the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc., a wholly owned
                           -----------------------------------------------------
subsidiary of Harding Associates,  Inc. vs. Bailey Site Settlors  Committee,  an
--------------------------------------------------------------------------------
unincorporated association,  seeking collection of approximately $1.0 million in
--------------------------
fees billed for engineering services performed. On June 21, 1995, a lawsuit was filed against the Company in Federal District Court, Jefferson County, Texas, and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors
                                                            --------------------
Committee vs. Harding Lawson Associates.  The suit seeks monetary damages in the
---------------------------------------
amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. The Company believes it has meritorious defenses to this suit. The Company is currently subject to other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims will not have a material impact on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock is traded on the NASDAQ National Market System under the symbol HRDG. The following table sets forth the range of high and low sale prices of the Company's common stock.

                                                     High            Low
                                                     ----            ---
Fiscal year ending May 31, 1994:

     First Quarter                                  $ 9.75         $ 6.50
     Second Quarter                                   8.75           7.25
     Third Quarter                                   10.50           8.00
     Fourth Quarter                                   9.25           5.75

Fiscal year ending May 31, 1995:

     First Quarter                                  $ 7.00         $ 5.25
     Second Quarter                                   8.00           5.75
     Third Quarter                                    7.25           5.25
     Fourth Quarter                                   6.50           5.25

Fiscal year ending May 31, 1996:

     First Quarter through  August 8, 1995          $ 6.50         $ 5.50

HOLDERS

As of August 8, 1995 there were 790 record holders of the Company's common stock. The closing price of the Company's stock on August 8, 1995 was $6.00 as reported on the National Association of Securities Dealers Automated Quotations National Market System.

DIVIDENDS

The Company has not paid any cash dividends on its common stock during the last ten years. The Board of Directors currently intends to retain all earnings for reinvestment in the Company's business and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.


The following table sets forth selected financial data of the Company for the years ended May 31, 1991 through 1995. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including notes thereto.

                          SUMMARY FINANCIAL INFORMATION
                      (In thousands, except per share data)

                                                  Fiscal Years Ended May 31,
                                       1995       1994       1993       1992     1991
                                       ----       ----       ----       ----     ----
Income Statement Data:

     Gross revenue                  $130,554   $115,561   $115,657   $112,386   $97,968
     Net revenue                      92,455     79,944     82,605     83,257    72,449
     Operating income                  4,595      1,353        580      7,147     6,688
     Income before provision for
       income taxes and minority
       interest                        4,907      1,656        821      6,473     7,593
     Net income                        2,972      1,002        497      3,917     4,522

Net income per common
  share                               $ 0.62      $0.21      $0.10      $0.81     $0.94
Average common shares
  outstanding                          4,806      4,851      4,856      4,827     4,787

Balance Sheet Data:

     Working capital                 $33,369    $29,394    $32,729    $29,230   $24,448
     Total assets                     60,788     61,486     59,812     59,717    50,075
     Short-term debt                     ---      2,030        ---        ---        20
     Long-term debt,
       net of current portion            ---        ---        ---        ---       ---
     Shareholders' equity             42,685     38,975     39,541     37,761    32,422


DIVIDENDS

The Company has not paid any cash dividends on its common stock during the last ten years. The Board of Directors currently intends to retain all earnings for reinvestment in the Company's business and has no present intention of paying cash dividends in the foreseeable future.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

General--The following table sets forth, for the periods indicated, (i) the percentage which certain items in the consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in the dollar amount of such items from year to year.

                                                      Percentage of                                Percentage
                                                      Net Revenues                             Increase/(Decrease)
                                                       Fiscal Year                                Fiscal Year
                                                      -------------                              -------------
                                                                                            1995            1994
                                                                                             vs              vs
                                       1995              1994             1993              1994            1993
                                       ----              ----             ----              ----            ----
Net revenue                           100.0%            100.0%            100.0%            15.6%           (3.2)%
Costs and expenses
     Payroll and benefits              68.1              66.8              64.6             17.9             0.1
     General expenses                  26.9              31.5              34.7             (1.1)          (12.2)
Operating income/margin                 5.0               1.7               0.7            239.6           133.4
Net interest income                     0.3               0.4               0.3              3.0            25.8
Income before provision for
     taxes and minority interest        5.3               2.1               1.0            196.3           101.8
Provision for taxes                     2.1               0.8               0.4            196.5           101.8
Net income                              3.2               1.3               0.6            196.6           101.8


Gross Revenue--Gross revenue includes, as an adjunct to the Company's labor services, the revenue on services subcontracted to third parties that will be reimbursed under terms of the Company's contracts, and revenue from the utilization of certain non-labor items. Due to competitive market conditions, the contribution to net revenue derived from the sale of subcontracted services and certain non-labor items has declined to 6.8% of net revenue in fiscal 1995 compared with 8.4% and 10.6% in fiscal 1994 and 1993 respectively. The Company believes there will continue to be downward pressure on net revenue derived from such services. Net revenue, which is a more accurate measure of revenue earned for services provided directly by the Company, is recorded by deducting from gross revenue the costs of services contracted to third parties. Gross revenue related to outside services as a percent of total gross revenue was 30.7%, 33.4%, and 31.2% in 1995, 1994, and 1993, respectively.

Net Revenue--Net revenue totaled $92.5 million in fiscal 1995, an increase of $12.5 million or 15.6% from 1994. The increase in fiscal 1995 was due primarily to acquisitions completed in May of 1994 and in the second fiscal quarter of 1995 and, to a lesser extent, the fact that fiscal 1995 consisted of 53 weeks versus 52 weeks in the prior fiscal year. Excluding the effect of acquisitions, the Company experienced slightly higher prices for its services which were partially offset by lower demand. Net revenue derived from public sector clients in fiscal 1995 increased by approximately 25% over the prior year and accounted for 54% of total net revenue for fiscal 1995 compared to 51% and 41% for fiscal 1994 and 1993, respectively. The growth in net revenue from public sector clients was essentially due to the acquisition of Alpha Engineering Group in April of 1994. Net revenue from private sector clients began to benefit from improved economic conditions in the latter part of fiscal 1995. Overall, private sector sales were up slightly compared to the prior year, reversing the trend of declining private sector sales experienced in the previous two years. Operations in Southern California and in the East experienced particular improvement. International sales accounted for 2% of the Company's net revenue in fiscal

1995 and were attributable entirely to operations in Australia acquired by the Company during the fiscal year.

Fiscal 1994 net revenue was $79.9 million, a decrease of 3.2% from net revenue of $82.6 million in fiscal 1993. The decline in net revenue in fiscal 1994 was due to a continued decline in demand for the Company's services, principally from the Company's private sector clients, particularly in California. The lower demand was partially offset by slightly higher prices for its services. Net revenue derived from public sector clients in fiscal 1994 increased by approximately 19% over the prior year, but was more than offset by a decrease of approximately 19% from private sector clients.

A significant portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to private sector clients. During fiscal 1996, certain of these public sector contracts will be substantially completed. The Company has been awarded certain contracts which potentially could offset revenue which will be lost under nearly completed contracts. However, if the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on previously awarded federal contracts, a material decline in revenue could result. Further, while the Company has seen improved private sector activity, management believes that this sector will be strongly influenced by general economic conditions and congressional action on pending environmental regulations in the U.S.

Site restoration work, which encompasses characterization through feasibility studies, design engineering, and remediation, continued to represent the most significant portion of the Company's activity, representing approximately 66% of net revenue in 1995 compared to approximately 68% in 1994 and 66% in 1993. Civil/infrastructure work contributed approximately 12% of net revenue in fiscal 1995. The balance of net revenue was divided among environmental services related to waste disposal facilities design, environmental permitting and monitoring, regulatory compliance including process engineering and air quality, site assessments and audits (including property transfer assessments), asbestos management and geotechnical engineering projects.

Operating Income--Operating income in fiscal 1995 of $4.6 million and an operating margin of 5.0% were both improved from fiscal 1994 results. The prior year results were negatively impacted by certain downsizing and reorganization expenses in the fourth quarter. Excluding those items, operating income in fiscal 1995 improved by $1.4 million or approximately 43% from the prior year with the operating margin improving from 4.0% in fiscal 1994. The operating margin improvement primarily reflects lower operating costs, which resulted from the Company's cost reduction and downsizing efforts. These efforts produced lower general expenses and a higher efficiency in staff utilization in fiscal 1995 compared to fiscal 1994. Operations acquired in May 1994 and during fiscal 1995 did not have a material impact on operating income but did negatively impact operating margins for the year. Subject to normal business risks, it is anticipated that these acquisitions will show margin improvement in fiscal 1996.

Operating income in fiscal 1994 of $1.4 million and an operating margin of 1.7% were higher than the fiscal 1993 results of $0.6 million and an operating margin of 0.7%. Fiscal 1994 results were negatively impacted by expenses in the fourth quarter related to the disposal of excess leased facilities ($0.5 million), the reorganization, downsizing and consolidation of certain operations ($0.8 million), and the write-down of the carrying value of certain intangibles acquired in acquisitions ($0.5 million). Fiscal 1993 operating income included a charge related to downsizing operations ($0.9 million) and a $3.0 million charge to increase the Company's reserves for legal claims. Excluding these items, operating income in fiscal 1994 declined by $1.3 million or approximately 29% from the prior year with the operating margin declining to 3.9% from 5.4% in fiscal 1993. The operating margin decline reflects the $2.7 million reduction in revenue discussed above, partially offset by lower operating cost resulting from the Company's cost reduction efforts which held labor related expense at the 1993 level and reduced general expenses compared with the prior year.

Interest Income (Expense)--Net Interest income in 1995 of $0.3 million was virtually unchanged from fiscal 1994 as a slightly lower average cash balance was offset by slightly higher interest rates. Net interest income in 1994 was $0.3 million versus approximately $0.2 million in fiscal 1993. Included in fiscal 1993 was interest expense of $0.1 million related to certain tax adjustments.

Income Taxes--The effective tax rate was 39.5% for fiscal years 1995, 1994 and 1993.

Net Income--Net income of $3.0 million in fiscal 1995 was $2.0 million higher than the prior year. The improvement was primarily due to lower operating expenses. Net income of $1.0 million in fiscal 1994 was $0.5 million higher than the prior year primarily due to lower overall expenses, partially offset by lower net revenue.

Net income per common share was $.62 in 1995, compared to $.21 in 1994, and $.10 in 1993. Weighted average shares outstanding were 4,806,000, 4,851,000, and 4,856,000 in 1995, 1994, and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.7 million in fiscal 1995 compared to $2.5 million in 1994 and $0.7 million in 1993. The increase in cash provided by operations in fiscal 1995 compared to 1994 was primarily related to the Company's improved earnings together with a significant improvement in the Company's net accounts receivable compared to a year ago, and lower tax payments in fiscal 1995. The lower tax payments resulted primarily from the realization of certain deferred tax assets. The increase in cash provided by operations in fiscal 1994 compared to 1993 was primarily related to a decrease in billed accounts receivable, partially offset by a decline in certain other liabilities compared to fiscal 1993, and the payment in 1993 of certain taxes payable. The decline in other liabilities in 1994 reflects, among other things, payment made in settlement of certain legal claims.

The Company currently has a $20.0 million line of credit with a commercial bank, at prime or LIBOR rates, that expires in October 1995. There were no borrowings under the line as of May 31, 1995, and as such, the entire $20 million was available to the Company. Had the Company borrowed under its line in May of fiscal 1995, the interest rate would have been 6.1%. In connection with an acquisition completed in May 1994, the Company borrowed $2 million under its line of credit and retired debt in a similar amount assumed with the acquisition. Such amount remained outstanding as of May 31, 1994, leaving $18 million available to the Company. The effective interest rate was 5.8%. Amounts outstanding at the end of fiscal 1994 were fully repaid by the end of the second quarter of fiscal 1995. The Company is in compliance with all covenants pertaining to the credit line agreement and the Company expects to renew its credit line facility in fiscal 1996 under substantially the same terms and conditions as its existing facility.

The Company invested $3.1 million and $3.6 million in the purchase of capital assets, including acquisitions, in 1995 and 1994 respectively. The Company invested $3.7 million in the purchase of capital assets, including acquisitions, in 1993.

In fiscal year 1995, the Company used net cash of $1.8 million for financing activities, which primarily consisted of $2.0 million in repayment of money borrowed against the Company's line of credit, partially offset by $0.2 received from common stock sold to employees. The Company used net cash of $2.2 million for financing activities in fiscal year 1994 and generated $0.3 million in 1993. The cash used in financing activities in 1994 included approximately $2.2 million for the repurchase of the Company's common stock and approximately $0.3 million reflecting the net reduction in acquired debt offset by $0.3 million received from common stock sold to employees. In 1993, the net cash provided by financing activities resulted from approximately $0.6 million received from the sale of common stock to employees offset by approximately $0.3 utilized in the repurchase of the Company's common stock. In fiscal 1993, the Company announced a plan to repurchase, under certain conditions, up to 500,000 of its common shares. Approximately 301,500 and 27,600 common shares were repurchased under this program during fiscal 1994 and 1993, respectively. There were no repurchases of stock in fiscal 1995, and the authorized repurchase program expired in November 1994.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure and geotechnical related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns, or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters and, in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. Prior to May 1994, the Company was provided a professional liability insurance policy through a wholly owned subsidiary of the Company, and as such, was self insured for the liabilities covered by that policy. Currently, the Company is provided a $5 million professional liability insurance policy through an unrelated, rated carrier.

The Company believes that its available cash and cash equivalents as well as cash generated from operations and its available credit line will be sufficient to meet the Company's cash requirements for the upcoming fiscal year. During fiscal 1996, the Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions.

INFLATION

The Company's operations have not been, and in the foreseeable future are not expected to be, materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            HARDING ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


--------------------------------------------------------------------------------
                                                   Years Ended May 31,
                                             1995         1994         1993
--------------------------------------------------------------------------------

Gross revenue                            $130,554     $115,561     $115,657

Less: Cost of outside services             38,099       35,617       33,052
--------------------------------------------------------------------------------

Net revenue                                92,455       79,944       82,605
--------------------------------------------------------------------------------
Costs and Expenses:
    Payroll and benefits                   62,945       53,409       53,346

    General expenses                       24,915       25,182       28,679
--------------------------------------------------------------------------------

    Total costs and expenses               87,860       78,591       82,025
--------------------------------------------------------------------------------


Operating income                            4,595        1,353          580
Interest income,
    net of interest expense of
    $47 in 1995, $1 in 1994,
    and $100 in 1993                          312          303          241
--------------------------------------------------------------------------------

Income before provision for income taxes
    and minority interest                   4,907        1,656          821

Provision for income taxes                  1,939          654          324

Minority interest                              (4)         ---          ---
--------------------------------------------------------------------------------

Net income                                 $2,972      $1,002       $   497
================================================================================

Net income per common share               $  0.62     $  0.21       $  0.10
================================================================================

Weighted average common
    shares outstanding                      4,806        4,851        4,856
================================================================================


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            HARDING ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

--------------------------------------------------------------------------------
                                                  May 31, 1995     May 31, 1994
--------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                       $12,648          $ 8,896
     Accounts receivable,
       less allowance for doubtful accounts
       of $802 in 1995 and $1,303 in 1994
       and including retentions of $4,741
       in 1995 and $2,982 in 1994                     27,540           25,539
     Unbilled work in progress,
       less allowance for amounts unbillable
       of $751 in 1995 and 1994                        6,185           10,914
     Prepaid expenses                                    925            1,410
     Deferred income taxes                             2,235            2,478
--------------------------------------------------------------------------------
           Total current assets                       49,533           49,237
--------------------------------------------------------------------------------
Equipment                                             21,208           19,739
Less accumulated depreciation                        (16,766)         (14,403)
--------------------------------------------------------------------------------
       Net equipment                                   4,442            5,336
--------------------------------------------------------------------------------
Deposits and other assets                              6,813            6,913
--------------------------------------------------------------------------------
           Total assets                              $60,788          $61,486
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                $      ---          $ 2,030
     Accounts payable                                  3,383            5,831
     Accrued expenses                                  5,642            6,412
     Accrued compensation                              6,518            5,542
     Income taxes payable                                621               28
--------------------------------------------------------------------------------
       Total current liabilities                      16,164           19,843
--------------------------------------------------------------------------------
Other liabilities                                      1,715            2,668
--------------------------------------------------------------------------------
       Total liabilities                              17,879           22,511
--------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)                  ---              ---
Minority interest in subsidiary                          224              ---
--------------------------------------------------------------------------------
Shareholders' Equity:
     Preferred stock--$.01 par value;
       authorized 1,000,000 shares;
       issued and outstanding--none                      ---              ---
     Common stock--$.01 par value;
       authorized 10,000,000 shares;
       issued and outstanding
       4,719,320 in 1995 and 4,602,791
       in 1994                                            47               46
     Additional paid-in capital                       17,424           16,687
     Retained earnings                                25,214           22,242
--------------------------------------------------------------------------------
       Total shareholders' equity                     42,685           38,975
--------------------------------------------------------------------------------
           Total liabilities and
           shareholders' equity                      $60,788          $61,486
================================================================================

                   The accompanying notes are an integral part of the consolidated financial statements.

                            HARDING ASSOCIATES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                         Additional                    Total
                                                 Common Stock             Paid-in      Retained     Shareholders'
                                           Shares            Amount       Capital      Earnings        Equity
-----------------------------------------------------------------------------------------------------------------
Balance May 31, 1992                     4,691,856            $47        $16,971        $20,743       $37,761
-----------------------------------------------------------------------------------------------------------------

Stock options exercised                     25,800            ---            225                          225
Common stock issued to
  employees                                 95,199              1          1,079                        1,080
Common stock issued in
  acquisition                               23,140            ---            284                          284
Shares repurchased and
  retired                                  (27,600)           ---           (306)                        (306)
Net income                                                                                  497           497

-----------------------------------------------------------------------------------------------------------------
Balance May 31, 1993                     4,808,395            $48        $18,253        $21,240       $39,541
-----------------------------------------------------------------------------------------------------------------

Common stock issued to                      95,896              1            618                          619
  employees
Shares repurchased and
  retired                                 (301,500)            (3)        (2,184)                      (2,187)
Net income                                                                                1,002         1,002

-----------------------------------------------------------------------------------------------------------------
Balance May 31, 1994                     4,602,791            $46        $16,687        $22,242       $38,975
-----------------------------------------------------------------------------------------------------------------

Stock options exercised                      4,000            ---              4                            4
Common stock issued to
  employees                                112,529              1            733                          734
Net income                                                                                2,972         2,972

-----------------------------------------------------------------------------------------------------------------
Balance May 31, 1995                     4,719,320            $47        $17,424        $25,214       $42,685
-----------------------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of the consolidated financial statements.

                            HARDING ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


-----------------------------------------------------------------------------------------------
                                                                        Years Ended May 31,
                                                                    1995        1994       1993
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                    $2,972      $1,002     $  497
    Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                              3,264       3,957      3,302
        Deferred income tax                                          862        (938)    (2,401)
    Changes in operating assets and liabilities:
        Net accounts receivable and unbilled work in progress      3,556         190     (1,857)
        Prepaid expenses                                             548        (618)     1,941
        Accrued compensation                                         976         324       (578)
        Accounts payable and other liabilities                    (2,866)       (710)     3,754
        Income taxes payable and accrued interest                    464        (994)    (4,015)
        Other, net                                                (1,067)        327         60
-----------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                  8,709       2,540        703
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of equipment, net                                    (1,431)     (1,914)    (2,429)
    Proceeds from sale of equipment                                  ---         ---         74
    Investment in acquisitions, net of cash acquired              (1,683)     (1,688)    (1,327)
-----------------------------------------------------------------------------------------------

        NET CASH USED IN INVESTING ACTIVITIES                     (3,114)     (3,602)    (3,682)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from sale of common stock                               195         286        620
    Repurchase of common stock                                       ---      (2,187)      (306)
    Proceeds from notes payable                                      ---       2,000        ---
    Repayment of debt                                             (2,038)     (2,316)       ---
-----------------------------------------------------------------------------------------------

        NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                                      (1,843)     (2,217)       314
-----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                        3,752      (3,279)    (2,665)

Cash and cash equivalents at beginning of year                     8,896      12,175     14,840
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $12,648     $ 8,896    $12,175
===============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                            HARDING ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, MAY 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition - Gross revenue is recognized as in-house labor hours are incurred on projects. It also includes the revenue from services subcontracted to third parties that will be reimbursed under terms of the Company's contracts and revenue from the utilization of certain non-labor items. Net revenue is recorded by deducting from gross revenue the cost of services subcontracted to third parties. Project overruns are recognized in their entirety in the period when the loss is reasonably determinable.

Depreciation - Equipment is recorded at cost. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets, primarily between three and seven years.

Income Taxes - Effective June 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under Statement 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to adoption of Statement 109, the Company accounted for income taxes under Financial Accounting Standards No. 96, "Accounting for Income Taxes". The adoption of SFAS No. 109 did not have a material effect on the consolidated financial position or operations of the Company.

Earnings Per Share - The calculation of earnings per share is based upon the average shares outstanding during the year plus the net effect of dilutive stock options. The calculation uses the modified treasury stock method using the average market price.

Cash and Cash Equivalents - Cash and cash equivalents include short-term investments with a maturity at acquisition of less than three months.

Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of the net assets of various entities acquired by the Company. The Company currently amortizes goodwill on a straight line basis over its expected useful life which is between 15 to 40 years. Other intangibles, if any, recorded in connection with acquisitions are amortized on a straight line basis over the estimated useful lives of the respective assets for not more than 15 years. The Company regularly reviews the individual components of its intangible assets and recognizes, on a current basis, any diminution in value.

Industry Segment Information - The Company is a single segment entity providing engineering consulting services, including environmental, construction management, civil/infrastructure and geotechnical services. Approximately 2.0% of the Company's net revenue was recognized in foreign countries in fiscal 1995. There were no revenues recognized in foreign countries in 1994 or 1993.

Concentrations of Credit Risk - The Company's receivables reflect its client mix, which includes a variety of industrial concerns and various agencies of the Federal Government. One client, the Department of the Army, accounted for approximately 26%, 29% and 19% of the Company's revenue in fiscal 1995,

1994 and 1993, respectively. Credit is extended based on evaluation of the client's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Fiscal Year - The Company uses a 52 - 53 week fiscal year that ends on May 31. Fiscal year 1995 was comprised of 53 weeks, and fiscal years 1994 and 1993 were comprised of 52 weeks.

NOTE 2 - BORROWINGS
-------------------

Bank Credit Line - The Company has a line of credit with its bank under which it can borrow amounts up to $20 million.

Under the terms of the line of credit which expires in October 1995, the Company is required, among other things, to maintain minimum working capital, current ratio and tangible net worth levels and is not to exceed a defined maximum debt to tangible net worth ratio. Borrowings under the line will be secured by certain of the Company's assets and will be at either the bank's prime rate or LIBOR at the Company's option. The interest rate at which the Company could borrow funds was 6.1%, 5.8% and 6.0% at May 31, 1995, 1994, and 1993,
respectively.

At May 31, 1995, there were no borrowings under the Company's line of credit, and as such, the entire $20 million was available to the Company. In connection with an acquisition completed in May 1994, the Company borrowed $2.0 million under its line of credit and retired debt in a similar amount assumed with the acquisition. Such amount remained outstanding as of May 31, 1994, leaving $18 million available to the Company. Amounts outstanding at the end of fiscal 1994 were fully repaid by the end of the second quarter of fiscal 1995. There were no borrowings against the line at May 31, 1993 or for the year then ended. At May 31, 1993, the Company had outstanding letters of credit totaling $1.8 million. These letters of credit were secured by the Company's line of credit and reduced amounts available under the line by a like amount.

At May 31, 1995, 1994 and 1993, the Company was in compliance with all debt covenants relating to its credit agreements. The credit facility is subject to renewal in fiscal 1996 and the Company anticipates to renew the line under substantially the same terms and conditions as its existing facility.

Interest paid by the Company was $52,000, $1,000 and $1.4 million in fiscal years 1995, 1994 and 1993, respectively. Interest paid in 1993 represented a portion of the cash bond posted by the Company relating to interest assessed on certain tax adjustments proposed by the Internal Revenue Service.

NOTE 3 - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------

The activity for the past three fiscal years in the allowance for doubtful accounts, which is deducted from accounts receivable, and the allowance for amounts unbillable, which is deducted from unbilled work in progress, is as follows (in thousands):

-------------------------------------------------------------------------------------------
                                                                  Write-offs       Balance
                                        Balance at     Charged        of             at
                                         Beginning       to      Uncollectible       End
Description                              of Period     Expense     Accounts       of Period
-------------------------------------------------------------------------------------------

Year ended May 31, 1995
   Allowance for doubtful accounts       $1,303        $ 154       $(655)       $   802
   Allowance for amounts unbillable         751          ---         ---            751
Year ended May 31, 1994
   Allowance for doubtful accounts       $1,407        $  82       $(186)        $1,303
   Allowance for amounts unbillable         801          ---         (50)           751
Year ended May 31, 1993
   Allowance for doubtful accounts       $1,148        $ 566       $(307)        $1,407
   Allowance for amounts unbillable         885          ---         (84)           801


NOTE 4 - INCOME TAXES
---------------------

The provision for federal, state, and foreign income taxes consisted of the following (in thousands):

------------------------------------------------------------------------------------------
                                          Years Ended May 31,
                        1995                     1994                    1993
                 Current    Deferred      Current    Deferred     Current     Deferred
------------------------------------------------------------------------------------------

Federal         $   964         $655      $1,496       $(938)      $2,390     $(2,401)
State               150          170          96         ---          335         ---
Foreign             ---          ---         ---         ---          ---         ---
------------------------------------------------------------------------------------------

  Total          $1,114         $825      $1,592       $(938)      $2,725     $(2,401)
==========================================================================================


In May 1992, the Internal Revenue Service (the "Service") concluded a field audit of the Company's income tax returns for the fiscal years ending in 1988 and 1989 and proposed certain adjustments relating primarily to the timing, for tax purposes, of the Company's recognition of income on unbilled work in progress. The Company deposited approximately $4.7 million with the Service during its second fiscal quarter of 1993 in order to stop the further accrual of interest. This issue was settled in fiscal 1995 with no further effect on the Company's operations or financial position. The Service is currently auditing fiscal years ending 1990, 1991, and 1992. In the opinion of management, the outcome of these audits will not have a material effect on the Company's operations or financial position.

---------------------------------

The effective income tax rate varied from the statutory federal income tax rate as follows:

                                                            Years Ended May 31,
                                                            1995    1994    1993
--------------------------------------------------------------------------------
Statutory federal income tax rate                          34.0%   34.0%   34.0%
State income taxes                                          5.5     5.5     5.5
--------------------------------------------------------------------------------

Effective tax rate                                         39.5%   39.5%   39.5%
================================================================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                             Years Ended May 31,
                                                              1995         1994
--------------------------------------------------------------------------------
Deferred Tax Liabilities:
          Employee benefits                                 $ ---         $(221)
          Prepaid expenses                                    (77)          (76)
          Deferred state taxes                               (284)         (355)
--------------------------------------------------------------------------------
               Total Deferred Tax Liability                  (361)         (652)
--------------------------------------------------------------------------------
Deferred Tax Assets:
          Allowances for doubtful accounts
            and amounts unbillable                            610           918
          Depreciation and amortization of intangibles        575           296
          Employee benefits                                 1,490         1,541
          Interest on tax audit                                74           613
          Claims reserves                                     958         1,117
          Rental inducements                                  310           367
          Other, net                                          332           613
--------------------------------------------------------------------------------
               Total Deferred Tax Assets                    4,349         5,465
--------------------------------------------------------------------------------

  Net Deferred Assets                                      $3,988        $4,813
================================================================================

Deferred income taxes result from temporary differences in recognition of revenues and expenses for financial statement and tax return purposes. The principal sources of these differences and the related effect of each on the provision for income taxes for the year ended May 31, 1993 are as follows (in thousands):

--------------------------------------------------------------------------------
Accrued employee benefits                                              $   (679)
Allowance for doubtful accounts and
  amounts unbillable                                                        (69)
Claims reserves                                                          (1,894)
Unbilled work in progress                                                   ---
Other, net                                                                  241
--------------------------------------------------------------------------------
  Total                                                                 $(2,401)
================================================================================

---------------------------------

The Company recorded no valuation allowance related to deferred taxes at May 31, 1995 and 1994. Management believes that the Company will be able to realize the recorded balance of the net deferred tax assets through future taxable income.

Income taxes paid were as follows (in thousands):

            1995                  $   521
            1994                    2,449
            1993                    5,119


NOTE 5 - DEPOSITS AND OTHER ASSETS
----------------------------------

Deposits and other assets consist of the following (in thousands):



--------------------------------------------------------------------------------
                                                             May 31,
                                                         1995      1994
--------------------------------------------------------------------------------

     Goodwill and other intangibles, net of
       accumulated amortization of $2,069 in 1995
       and $1,691 in 1994                                $4,570   $3,762
     Investments, at cost                                   ---      407
     Deferred income taxes                                1,753    2,335
     Deposits and other                                     490      409
--------------------------------------------------------------------------------

     Total                                               $6,813   $6,913
================================================================================

The Company recorded a charge of $512 in fiscal 1994 for the writedown of certain intangibles acquired in acquisitions.


NOTE 6 - OTHER LIABILITIES
--------------------------

Other liabilities consist of the following (in thousands):


--------------------------------------------------------------------------------
                                                                    May 31,
                                                                1995       1994
--------------------------------------------------------------------------------

     Claims reserves                                            $1,564    $2,641
     Other liabilities                                             151        27
--------------------------------------------------------------------------------

       Total                                                    $1,715    $2,668
================================================================================


NOTE 7 - DEFINED CONTRIBUTION PENSION PLAN
------------------------------------------

The Company has a defined contribution pension plan that covers substantially all of its employees. The Company's contributions to the plan are discretionary and may be in the form of cash payments or common stock. The amounts charged to operations for this plan were $739,000 for 1995, $450,000 for 1994, and $309,000 for 1993. The contributions for 1995, 1994 and 1993 were made in the form of common stock.


NOTE 8 - ACQUISITIONS
---------------------

In November 1994, the Company acquired 76.3% of the outstanding common stock of Envirosciences Pty Limited ("EPL"), an Australian company, for cash, plus future payments contingent on future earnings of EPL. EPL provides a wide range of environmental services through a network of five offices located in the major metropolitan areas of New South Wales and Queensland, Australia. This acquisition was accounted for as a purchase and, accordingly, the results of operations from the date of the acquisition have been included in the Company's consolidated financial statements. Had this acquisition taken place on June 1, 1994, the Company's 1995 results of operations would not have been materially different.

In May 1994, the Company acquired certain assets and assumed certain liabilities of Alpha Engineering Group, Inc. ("Alpha"), a Washington corporation for cash plus future payments, contingent on future earnings of the unit. Alpha provides consulting services specializing in civil, transportation and municipal engineering. In September 1993, the Company acquired the outstanding common stock of Cross/Tessitore & Associates, Inc. ("CTA"), a Florida corporation, for cash. CTA is a south Florida firm providing multidisciplinary expertise in air quality management and air pollution control. These acquisitions were accounted for as purchases and, accordingly, the results of operations from the dates of acquisitions were included in the Company's consolidated financial statements. Had these acquisitions taken place on June 1, 1993, the Company's 1994 results of operations would not have been materially different.

In February 1993, the Company acquired certain assets and assumed certain liabilities of EEC Environmental, Inc. ("EEC"), a Pennsylvania corporation for a combination of cash and common stock. EEC provides environmental engineering and consulting services to private sector clients primarily in the Northeast. The acquisition was accounted for as a purchase and, accordingly, the results of operations from the date of acquisition are included in the Company's consolidated financial statements. Had the acquisition taken place on June 1, 1992, the Company's 1993 results of operations would not have been materially different.

The acquisitions completed in fiscal 1995, 1994, and 1993 were not material to the Company's operations or financial position either individually or in the aggregate in the year acquired.

NOTE 9 - COMMON STOCK
---------------------

Stock Option Plans - In July 1987, the Company adopted, and the shareholders approved, the 1987 Stock Option Plan which provides for the granting of stock options to employees and non-employee directors at no less than the fair market value of the common stock on the grant date. A total of 525,000 shares of the Company's common stock have been reserved for issuance under this plan.

In August 1988, the Company adopted the 1988 Stock Option and Restricted Stock Option Plan which provides for the granting of stock options to employees. In November 1989, the plan was amended to provide for the granting of options to non-employee directors. Stock options may be incentive or non-statutory. Non-statutory stock options may be restricted or non-restricted options. All incentive stock options and non-restricted non-statutory stock options are to be granted at no less than the fair market value of the common stock on the grant date. Restricted stock options may be granted at a price determined by the Board of Directors, but shall not be less than $1.00 per share. A total of 1,050,000 shares of the Company's common stock have been reserved for issuance under this plan.

---------------------------------

Under the Company's stock option plans, 514,064 options were exercisable at May 31, 1995 at exercise prices ranging from $1.00 to $14.30.


--------------------------------------------------------------------------------
                                        Reserved        Optioned Shares
                                          but        Number         Range of
                                      Unoptioned       of           Exercise
                                        Shares       Shares          Prices
--------------------------------------------------------------------------------

BALANCE MAY 31, 1992                   586,000      816,300      $1.00    $15.75
--------------------------------------------------------------------------------

Shares reserved                              0
Options granted                       (131,000)     131,000       8.75     14.13
Options cancelled                       77,750      (77,750)      9.67     15.75
Options exercised                            0      (25,800)      8.17      9.67
--------------------------------------------------------------------------------

BALANCE MAY 31, 1993                   532,750      843,750      $1.00    $15.25
--------------------------------------------------------------------------------

Shares reserved                              0
Options granted                       (397,000)     397,000       6.50     9.125
Options canceled                       111,000     (111,000)      7.00     15.25
Options exercised                            0            0
--------------------------------------------------------------------------------

BALANCE MAY 31, 1994                   246,750    1,129,750      $1.00    $15.25
--------------------------------------------------------------------------------

Shares reserved                              0
Options granted                       (167,000)     167,000       5.50      7.25
Options canceled                       259,500     (259,500)      5.50     15.25
Options exercised                            0       (4,000)      1.00      1.00
--------------------------------------------------------------------------------

BALANCE MAY 31, 1995                   339,250    1,033,250      $1.00    $14.30
--------------------------------------------------------------------------------


Of the 131,000 options granted in fiscal 1993, 10,000 were restricted options issued at $11.125 at a time when the fair market value of the stock was $14.125. These shares vest at 0%, 50%, 75%, and 100% on the first, second, third, and fourth anniversary of the grant date, respectively. Restrictions on the underlying shares expired on the second anniversary of the grant.

Employee  Stock  Purchase  Plan - The  1991  Employee  Stock  Purchase  Plan was
-------------------------------
approved by the Company's Board of Directors. A total of 150,000 shares of the Company's common stock have been reserved for issuance pursuant to this plan at a price which is 85% of the stock's fair market value, of which 149,432 shares have been purchased through fiscal 1995.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Minimum annual commitments under non-cancelable operating leases for premises, vehicles and equipment having initial terms in excess of one year are as follows (in thousands):

                        1996                $ 5,462
                        1997                  4,295
                        1998                  2,900
                        1999                  2,242
                        2000 and after        6,453
                        ---------------------------

                        Total               $21,352
                        ---------------------------

Rental expense was $5.5 million in 1995, $5.1 million in 1994 and $5.3 million in 1993. Lease terms expire between June 1995 and October 2003. Most leases contain a renewal option at fair market value.

The Company has a substantial number of U.S. Government contracts, under which the costs are subject to audit. Management believes that the effect of disallowed costs, if any, will not have a material adverse effect on the financial position of the Company.

On May 19, 1995 the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc. a wholly owned subsidiary of
                  --------------------------------------------------------------
Harding Associates,  Inc., vs. Bailey Site Settlors Committee, an unincorporated
-------------------------------------------------------------
association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, a lawsuit was filed against the Company in Federal District Court, Jefferson County, Texas and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs.
                                              ----------------------------------
Harding Lawson Associates. The suit seeks monetary damages in the amount of $7.9
-------------------------
million for alleged breach of contract and negligence in the performance of certain engineering services. The Company believes it has meritorious defenses to this suit. The Company is currently subject to certain other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits and in the aggregate such claims will not have a material effect on the financial position of the Company.

Prior to May 1994, the Company was provided a professional liability insurance policy through a wholly owned subsidiary of the Company, and as such, was self insured for the liabilities covered by that policy. Currently, the Company is provided a $5 million professional liability claims made insurance policy through an unrelated, rated carrier. Insurance coverage is provided when a claim settlement exceeds the deductible amount set forth in the policy provided that work related to that claim occured after May 1, 1992.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------

The Company's  fiscal  quarters end on August 31,  November 30, February 28, and
May 31. Selected quarterly financial data for fiscal 1995 and 1994 are summarized as follows (in thousands, except per share data):

                                 Quarterly Data

--------------------------------------------------------------------------------------------
                                             First       Second        Third         Fourth
                                            Quarter      Quarter      Quarter        Quarter
--------------------------------------------------------------------------------------------

YEAR ENDED MAY 31, 1995

Net revenue                                $23,011      $24,099       $22,169       $23,176
Operating income                             1,452        1,450           536         1,157
Net income                                     890          908           376           798
Net income per common share                $  0.18      $  0.19       $  0.08       $  0.17
Weighted average shares outstanding          4,824        4,793         4,804         4,804
-------------------------------------------------------------------------------------------

YEAR ENDED MAY 31, 1994
-------------------------------------------------------------------------------------------

Net revenue                                $19,889      $20,320       $19,207       $20,528
Operating income (loss)                      1,065          881           427       (1,020)
Net income (loss)                              694          584           304         (580)
Net income (loss) per common share         $  0.15      $  0.12       $  0.06       $(0.12)
Weighted average shares outstanding          4,751        4,890         4,908         4,857
-------------------------------------------------------------------------------------------


The Company recorded $1.8 million in expenses in the fourth quarter of fiscal 1994 associated with the downsizing and consolidation of certain operations and the write-down of the carrying value of certain acquired intangibles.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Shareholders and Board of Directors
Harding Associates, Inc.
Novato, California


We have audited the accompanying consolidated balance sheets of Harding Associates, Inc. as of May 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harding Associates, Inc. at May 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.




                                                           /s/ Ernst & Young LLP

San Francisco, California
July 20, 1995

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Proposal No. 1: Election of Directors" under the sections entitled "General," "Security Ownership of Management," "The Directors", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 1995, which is to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "Proposal No. 1: Election of Directors -- Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Proposal No. 1: Election of Directors" under the headings "Security Ownership of Management" and "Principal Shareholders" of the Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Proposal No. 1: Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   (i)         Consolidated Financial Statements
                  ---------------------------------

      The following consolidated financial statements of the Company are included in Item 8, above.

                  Consolidated Balance Sheets, May 31, 1995 and 1994

                  Consolidated Statements of Income for the years ended May 31, 1995, 1994, and 1993

                  Consolidated Statements of Shareholders' Equity for the years ended May 31, 1995, 1994, and 1993

                  Consolidated Statements of Cash Flows for the years ended May 31, 1995, 1994, and 1993

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

     (ii)         Financial Statement Schedules
                  -----------------------------

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (iii)         Exhibits
                  --------

         All of the Exhibits listed below, other than those marked with an asterisk, were filed as Exhibits to (a) the Company's Registration Statement on Form S-1 (Registration No. 33-15852), as filed with the Securities and Exchange Commission (the "Commission") on July 16, 1987, and subsequently amended on August 14, 18, and 19, 1988, (b) the Company's 1988 Annual Report on Form 10-K, as filed with the Commission on August 28, 1988, (c) the Company's 1989 Annual Report on Form 10-K, as filed with the Commission on August 28, 1989, (d) the Company's 1990 Annual Report on Form 10-K, as filed with the Commission on August 27, 1990, (e) the Company's 1991 Annual Report on Form 10-K, as filed with the Commission on August 28, 1991, (f) the Company's 1992 Annual Report on Form 10-K, as filed with the Commission on August 21, 1992, (g) the Company's 1993 Annual Report on Form 10-K, as filed with the Commission on August 21, 1993, or (h) the Company's 1994 Annual Report on Form 10-K, as filed with the Commission on August 25, 1994, and are incorporated herein by reference. Exhibits marked with a single asterisk are attached as Exhibits to this Annual Report.

         3.1 Restated Certificate of Incorporation of the Company, incorporated by reference from mendment No. 1 to the Company's Registration Statement on Form S-1 under the 1933 Act, Registration No. 33-15852, which was filed with the Commission on August 14, 1987 "Amendment No. 1"), where it appears as
                  Exhibit 3(a) thereto.

         3.2      Bylaws  of  the  Company,   incorporated   by  reference  from
                  Amendment No. 1, where they appear as Exhibit 3(c) thereto.

         10.1@ Harding Associates, Inc. 1987 Stock Option Plan, incorporated by reference from the Company's 1988 Annual Report on Form 10-K, as filed with the Commission on August 28, 1988 ("1988 Form 10-K"), where it appears as Exhibit 4(b) thereto.

        10.2@ Harding Associates, Inc. revised 1988 Stock Option and Restricted Stock Option Plan incorporated by reference from the Company's 1994 Annual Report on Form 10-K, as filed with the Commission on August 25, 1994 ("1994 Form10-K"), where it appears as Exhibit 10.2 thereto.

         10.3 Harding Associates, Inc. [1987] Employee Stock Purchase Plan, incorporated by reference from the 1988 Form 10-K, where it appears as Exhibit 4(d) thereto.

         10.4 Harding Associates, Inc. 1991 Employee Stock Purchase Plan, incorporated by reference from the 1992 Form 10-K, where it appears as Exhibit 10.4 thereto.

         10.5@ Non-Qualified Deferred Bonus Plan II of the Company, and related trust agreement, dated November 30, 1987, incorporated by reference from the 1988 Form 10-K, where it appears as
                  Exhibit 10(e) thereto.

         10.6@ Amendment to the Non-Qualified Deferred Bonus Plan II of the Company, effective January 1, 1989, approved by the Board of Directors on February 1, 1989, incorporated by reference from the 1989 Form 10-K, as filed with the Commission on August 28, 1989 ("1989 Form 10-K"), where it appears as Exhibit 10(c)(ii) thereto.

         10.7*@ Amendments to the Non-Qualified Deferred Bonus Plan II of the Company, effective January 1, 1994, approved by the Board of Directors on December 29, 1994.

         10.8@    Employment   Agreement  between  the  Company  and  Donald  L.
                  Schreuder dated June 29, 1994.

         10.9 Form of Directors' and Officers' Indemnification Agreements, incorporated by reference from the Registration Statement where it appears as Exhibit 10(a) thereto.

         10.10 Insurance policy endorsement issued to the Company by Redwood Insurance, Ltd., for the period July 1, 1993 to July 1, 1994, incorporated by reference from the 1992 Annual Report on Form 10-K, as filed with the Commission on August 21, 1993 (the '1993 Form 10-K).

         10.11 Insurance policy issued to the Company by American International Specialty Lines Insurance Company for the period May 1, 1994 to June 30, 1995, incorporated by reference from the 1994 Form 10-K, where it appears as Exhibit 10.11 thereto..

         10.12 Line of credit agreement with Wells Fargo Bank, N.A., dated March 1, 1992, incorporated by reference from the 1992 Form 10-K, where it appears as Exhibit 10.17 thereto.

         10.13 Line of credit agreement with Wells Fargo Bank, N.A. dated March 8, 1994, incorporated by reference from the 1994 Form 10-K, where it appears as Exhibit 10.13 thereto.

         11.*     Computation of Per Share Earnings.

         22.*     Subsidiaries of the Registrant.

         24.*     Consent of Ernst and Young.

         27.*     Financial Data Schedule.

*   Exhibits are attached to this Annual Report.

@ Management contracts and compensatory plans or arrangements required to be filed as Exhibits in compliance with Item 14(A)(3).

The Company will provide a copy of any exhibit upon request and payment of the Company's reasonable expenses of furnishing such exhibit.


(b)      Reports on Form 8-K
         -------------------

         Date of Report             Item Reported
         --------------             -------------

         June 20, 1994              Report on Form 8-K announcing that Donald L.
                                    Schreuder  was  named  President  and  Chief
                                    Executive  Officer  of  Harding  Associates,
                                    Inc.  Mr.  Schreuder  succeeded  Richard  P.
                                    Prezio who left the Company and the Board of
                                    Directors   to   pursue    other    business
                                    interests,  Richard  D.  Puntillo  succeeded
                                    Prezio as Chairman of the Board. The Company also announced preliminary fourth quarter and year end results for the period ending
                                    May 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        HARDING ASSOCIATES, INC.



Date:  August 23, 1995      By:  /s/  Donald L. Schreuder
       ---------------           -----------------------------------------------
                                      Donald L. Schreuder
                                      President and Chief Executive Officer




Date:  August 23, 1995      By:  /s/  Gregory A. Thornton
       ---------------           -----------------------------------------------
                                      Gregory A. Thornton
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Richard S. Harding            Director and Chairman Emeritus        8-18-95
---------------------------                                             -------
Richard S. Harding



/s/ Stuart F. Platt               Director                              8-17-95
---------------------------                                             -------
Adm. Stuart F. Platt (Ret.)



/s/ Richard D. Puntillo           Chairman of the Board                 8-20-95
---------------------------                                             -------
Richard D. Puntillo



/s/ Donald L. Schreuder           President, Chief Executive Officer,   8-23-95
---------------------------                                             -------
Donald L. Schreuder                 and Director



/s/ Barton W. Shackelford         Director                              8-17-95
---------------------------                                             -------
Barton W. Shackelford



/s/ Tamara L. Williams            Vice President of Subsidiary          8-18-95
---------------------------                                             -------
Tamara L. Williams                  and Director

                                INDEX TO EXHIBITS
                                -----------------

                                                                   Sequentially
                                                                     Numbered
Exhibit No.                     Exhibit                             Page Number
-----------                     -------                            -------------

     10.7    Amendments  to  the  Non-Qualified  Deferred  Bonus
             Plan II of the Company,  effective January 1, 1994,
             approved by the Board of  Directors on December 29,
             1994.                                                       37

     11.     Computation of Per Share Earnings.                          46

     22.     Subsidiaries of the Registrant.                             47

     24.     Consent of Ernst and Young.                                 48

     27.     Financial Data Schedule (Electronic filing only)