Form 10-Q
period 1995-08-31
HARDING ASSOCIATES INC
filed 1995-10-16
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q
(Mark One)

     X        Quarterly Report Pursuant to Section 13 or 15(d) of
   -----      the Securities Exchange Act of 1934


              For the quarterly period ended August 31, 1995 or


              Transition Report Pursuant to Section 13 or 15(d) of
   -----      of the Securities Exchange Act of 1934

        For the transition period from            to
                                       ----------    ----------

                         Commission file number 0-16169

                            HARDING ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                           68-0132062
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

      7655 Redwood Boulevard
        Novato, California                                         94945
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                      ---    ---

At October 6, 1995 the registrant had issued and outstanding an aggregate of 4,844,656 shares of its common stock.

                                      INDEX

                            HARDING ASSOCIATES, INC.


                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets -
               August 31, 1995 (Unaudited) and May 31, 1995....................3

               Condensed Consolidated Statements of Income -
               Three Months Ended August 31, 1995
               and August 31, 1994 (Unaudited) ................................4

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended August 31, 1995 and
               August 31, 1994 (Unaudited).....................................5

               Notes to Condensed Consolidated Financial Statements
               August 31, 1995 (Unaudited).....................................6

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................7

PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K................................9

SIGNATURES         ...........................................................10

INDEX TO EXHIBITS  ...........................................................11

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                            HARDING ASSOCIATES, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

-------------------------------------------------------------------------------
                                              August 31, 1995      May 31, 1995
-------------------------------------------------------------------------------
ASSETS                                          (Unaudited)
Current assets:
    Cash and cash equivalents                       $12,253          $12,648
    Accounts receivable                              27,929           28,343
    Unbilled work in progress                         7,521            6,935
    Less allowances for receivables and
        unbilled work                                (1,522)          (1,553)
    Prepaid expenses                                  1,560              925
    Deferred income taxes                             2,214            2,235
-------------------------------------------------------------------------------
        Total current assets                         49,955           49,533
-------------------------------------------------------------------------------
    Equipment                                        21,512           21,208
    Less accumulated depreciation                   (17,118)         (16,766)
-------------------------------------------------------------------------------
        Net equipment                                 4,394            4,442
-------------------------------------------------------------------------------
Deposits and other assets                             6,831            6,813
-------------------------------------------------------------------------------
        Total assets                                $61,180          $60,788
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $ 4,054          $ 3,383
    Accrued expenses                                  4,833            5,642
    Accrued compensation                              4,488            6,518
    Income taxes payable                              1,191              621
-------------------------------------------------------------------------------
        Total current liabilities                    14,566           16,164
-------------------------------------------------------------------------------
Other liabilities                                     2,059            1,715
-------------------------------------------------------------------------------
        Total liabilities                            16,625           17,879
-------------------------------------------------------------------------------
Commitments and Contingencies                            --               --
Minority interest in subsidiary                         219              224
-------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock--$.01 par value;
        authorized shares 1,000,000;
        issued and outstanding--none                     --               --
    Common stock--$.01 par value;
        authorized shares 10,000,000;
        issued and outstanding--4,844,656
        and 4,719,320 at August 31, 1995
        and May 31, 1995, respectively                   48               47
    Additional paid-in capital                       18,139           17,424
    Retained earnings                                26,149           25,214
-------------------------------------------------------------------------------
        Total shareholders' equity                   44,336           42,685
-------------------------------------------------------------------------------
           Total liabilities and
           shareholders' equity                     $61,180          $60,788
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            HARDING ASSOCIATES, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                   Three Months Ended August 31,
                                                      1995                1994
-------------------------------------------------------------------------------

Gross revenue                                       $31,748             $33,380
Less:  Cost of outside services                       9,040              10,369
-------------------------------------------------------------------------------

Net revenue                                          22,708              23,011
-------------------------------------------------------------------------------

Costs and expenses:
      Payroll and benefits                           15,310              15,392
      General expenses                                6,042               6,167
-------------------------------------------------------------------------------

      Total costs and expenses                       21,352              21,559
-------------------------------------------------------------------------------

Operating income                                      1,356               1,452
Interest income, net                                    176                  19
-------------------------------------------------------------------------------

Income before provision for income taxes
      and minority interest                           1,532               1,471

Provision for income taxes                              602                 581

Minority interest                                        (5)                ---
-------------------------------------------------------------------------------

Net income                                         $    935             $   890
-------------------------------------------------------------------------------

Net income per common share                        $    .19             $   .18
-------------------------------------------------------------------------------

Weighted average common shares outstanding            4,804               4,824
-------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                            HARDING ASSOCIATES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------------------------
                                                                     Three Months Ended August 31,
                                                                          1995           1994
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                         $    935       $    890
     Adjustments to reconcile net income to
         net cash  provided  by (used in) operating activities:
         Depreciation and amortization                                       606            849
         Net increase in current assets                                     (837)        (3,471)
         Net decrease in current liabilities                                (788)          (369)
         Other increase (decrease)                                           146            (93)
--------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                                 62         (2,194)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Net purchase of equipment                                              (457)          (209)
--------------------------------------------------------------------------------------------------

         NET CASH USED IN INVESTING ACTIVITIES                              (457)          (209)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Repayment of debt                                                        --         (1,007)
--------------------------------------------------------------------------------------------------

         NET CASH USED IN
         FINANCING ACTIVITIES                                                 --         (1,007)
--------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (395)        (3,410)

     Cash and cash equivalents at
     beginning of period                                                  12,648          8,896
--------------------------------------------------------------------------------------------------

CASH AND CASH  EQUIVALENTS AT END OF PERIOD                              $12,253         $5,486
--------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            HARDING ASSOCIATES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


August 31, 1995

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Associates, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995. Reclassification of certain balances for the fiscal year ended May 31, 1995 have been made to conform to the August 31, 1995 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

On May 19, 1995, the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc., a wholly owned subsidiary of Harding Associates, Inc., vs. Bailey Site Settlors Committee, an unincorporated association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, a lawsuit was filed against the Company in Federal District Court, Jefferson County, Texas, and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs. Harding Lawson Associates. The suit seeks monetary damages in the amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. The Company believes it has meritorious defenses to this suit. The Company is currently subject to certain other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company.

                            HARDING ASSOCIATES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
(In thousands, except share data)

The following table sets forth, for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                         Percentage of
                                          Net Revenue
                                       For Three Months          Percentage
                                        Ended August 31,     Increase/(Decrease)
                                       -----------------     -------------------
                                        1995       1994
                                        ----       ----

Net revenue                            100.0%      100.0%          (1.3)%
Costs and expenses
     Payroll and benefits               67.4        66.9           (0.5)
     General expenses                   26.6        26.8           (2.0)
Operating income/margin                  6.0         6.3           (6.6)
Interest income, net                     0.7         0.1          826.3
Income before income taxes
     and minority interest               6.7         6.4            4.1
Provision for income taxes               2.6         2.5            3.6
Net income                               4.1         3.9            5.1


First Quarter Comparison for Fiscal Years 1996 and 1995
-------------------------------------------------------

Net revenue for the fiscal quarter ended August 31, 1995 totaled $22,708, a decrease of one percent from net revenue of $23,011 for the first quarter of the prior fiscal year. Net revenue for the quarter was adversely affected by lower public sector work that was attributed primarily to reduced infrastructure spending in the California and Washington markets, and a slowdown in federal funding for environmental contracts. The decline in revenue was partially offset by an acquisition completed in November of the prior fiscal year. The decrease in net revenue, excluding the impact of acquisitions, was primarily due to lower demand for the Company's services, partially offset by slightly improved pricing compared to the first quarter of fiscal 1995. Sales of services to public sector clients decreased by approximately 24 percent from the same period in the prior year, partially offset by an increase of approximately 13 percent in net revenue from industrial sector clients. Overall, net revenue from public sector clients accounted for 47 percent of total net revenue compared to 59 percent in the prior year. International operations accounted for five percent of net revenue in the first fiscal quarter of 1996. There were no international sales in the first quarter of the prior year.

Operating income amounted to $1,356, a decrease of 6.6 percent from $1,452 for the same period in fiscal 1995. Operating margin decreased to 6.0 percent of net revenue in the current quarter compared to 6.3 percent in the first quarter of 1995. While the Company continued to lower its operating costs, such reductions were not sufficient to offset the effect of lower revenue discussed above.

Interest income for the first quarter of fiscal 1996 of $177 before interest expense of $1 was higher compared to interest income of $45 before interest expense of $26 for the first quarter of the last fiscal year. Net interest income was higher due to the Company's increased cash position which resulted in higher balances of invested cash, and to a lessor extent, improved interest rates.

                            HARDING ASSOCIATES, INC.

The effective tax rate was 39.3 percent for the first quarter of fiscal 1996 and was 39.5 percent in the first quarter of the prior year.

Net income for the quarter was $935 compared with $890 in the first quarter of 1995, an increase of 5 percent. Earnings per share were $0.19 on 4,804,000 weighted average shares outstanding compared to $0.18 per share on 4,824,000 weighted average shares outstanding in the same period last year.

Liquidity and Capital Resources
-------------------------------

For the three months ended August 31, 1995, net cash provided by operations was $62 compared to net cash used in operations of $2,194 for the same period last year. The increase in cash provided by operations was primarily due to improvement in the Company's receivables in the current fiscal year compared to the prior fiscal year. Receivable balances in the prior fiscal year were adversely affected by delays in invoicing certain public sector projects due to contractual restraints.

The Company made capital expenditures of $457 in the first three months of fiscal 1996 compared to capital expenditures of $209 in the first three months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be at slightly higher levels than those incurred in the prior fiscal year.

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

At August 31, 1995, the Company had cash on hand and cash equivalents of $12,253. The Company has a $20 million revolving credit line agreement which expires in October 1995. At August 31, 1995, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. At August 31, 1994, the Company had $1 million in borrowings under the credit line. Borrowings were available to the Company at 5.9 percent at August 31, 1995, and at 6.1 percent at May 31, 1995. The Company is in compliance with all covenants pertaining to the credit line agreement, and the Company expects to renew its credit line facility under substantially the same terms and conditions as its existing facility.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions.

                            HARDING ASSOCIATES, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits
              --------

              The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended August 31, 1995:

              Exhibit No. 11 Computation of Per Share Earnings (Page 12)

              Exhibit No. 27 Financial Data Schedule (Electronic Filing Only)


         b.   Reports on Form 8-K
              -------------------

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      HARDING ASSOCIATES, INC.



Date:  October 11, 1995               /s/ Donald L. Schreuder
                                      ------------------------------------------
                                      Donald L. Schreuder
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  October 11, 1995               /s/ Gregory A. Thornton
                                      ------------------------------------------
                                      Gregory A. Thornton
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                       Sequential
                                                        Page No.
                                                       ----------

11    Computation of Per Share Earnings.                    12

27    Financial Data Schedule                     (Electronic Filing Only)