Form 10-Q
period 1995-11-30
HARDING ASSOCIATES INC
filed 1996-01-12
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X        Quarterly Report  Pursuant to Section 13 or 15(d) of the Securities
  -----      Exchange Act of 1934

             For the quarterly period ended November 30, 1995 or

  ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from               to
                                            -------------    -------------

                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        68-0132062
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

        7655 Redwood Boulevard
          Novato, California                                      94945
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821

                            HARDING ASSOCIATES, INC.
                   (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X     No
                     -----     -----

At January 3, 1996 the registrant had issued and outstanding an aggregate of 4,845,090 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.


                                                                           Page

PART I.     FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets -
                  November 30, 1995 (Unaudited) and
                  May 31, 1995............................................   3

                  Condensed Consolidated Statements of Income -
                  Three and Six Months Ended November 30, 1995 and
                  November 30, 1994 (Unaudited)...........................   4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended November 30, 1995 and
                  November 30, 1994.......................................   5

                  Notes to Condensed Consolidated Financial Statements
                  November 30, 1995 (Unaudited)...........................   6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 7-9

Part II.    OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security Holders.....  10

       Item 6.    Exhibits and Reports on Form 8-K........................  11

SIGNATURES        ........................................................  12

EXHIBIT INDEX     ........................................................  13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

--------------------------------------------------------------------------------
                                            November 30, 1995       May 31, 1995
--------------------------------------------------------------------------------
                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                     $13,831              $12,648
   Accounts receivable                            31,685               28,343
   Unbilled work in progress                       5,359                6,935
   Less allowances for receivables and
     unbilled work                                (1,562)              (1,553)
   Prepaid expenses                                1,453                  925
   Deferred income taxes                           1,165                2,235
--------------------------------------------------------------------------------
     Total current assets                         51,931               49,533
--------------------------------------------------------------------------------
   Equipment                                      21,840               21,208
   Less accumulated depreciation                 (17,387)             (16,766)
--------------------------------------------------------------------------------
     Net equipment                                 4,453                4,442
--------------------------------------------------------------------------------
Deposits and other assets                          6,766                6,813
--------------------------------------------------------------------------------
     Total assets                                $63,150              $60,788
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $5,032               $3,383
   Accrued expenses                                4,548                5,642
   Accrued compensation                            5,698                6,518
   Income taxes payable                              326                  621
--------------------------------------------------------------------------------
     Total current liabilities                    15,604               16,164
--------------------------------------------------------------------------------
Other liabilities                                  1,960                1,715
--------------------------------------------------------------------------------
     Total liabilities                            17,564               17,879
--------------------------------------------------------------------------------
Commitments and Contingencies                         --                   --
Minority interest in subsidiary                      288                  224
--------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock--$.01 par value;
     authorized shares 1,000,000;
     issued and outstanding--none
   Common stock--$.01  par value;
     authorized  shares  10,000,000;
     issued and outstanding--4,845,090
     and 4,719,320 at November 30, 1995
     and May 31, 1995, respectively                   48                   47
   Additional paid-in capital                     18,142               17,424
   Retained earnings                              27,108               25,214
--------------------------------------------------------------------------------
     Total shareholders' equity                   45,298               42,685
--------------------------------------------------------------------------------
        Total liabilities and
        shareholders' equity                     $63,150              $60,788
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                        Three Months Ended      Six Months Ended
                                            November 30,           November 30,
                                        1995          1994      1995       1994
--------------------------------------------------------------------------------

Gross revenue                         $35,554       $34,445    $67,302   $67,825
Less:  Cost of outside services        12,853        10,346     21,893    20,715
--------------------------------------------------------------------------------

Net revenue                            22,701        24,099     45,409    47,110
--------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits              15,044        16,400     30,354    31,792
     General expenses                   6,282         6,249     12,324    12,416
--------------------------------------------------------------------------------

     Total costs and expenses          21,326        22,649     42,678    44,208
--------------------------------------------------------------------------------

Operating income                        1,375         1,450      2,731     2,902
Interest income, net                      194            51        370        70
--------------------------------------------------------------------------------

Income before provision for income
   taxes and minority interest          1,569         1,501      3,101     2,972

Provision for income taxes                621           593      1,223     1,174

Minority interest                         (11)           --        (16)       --
--------------------------------------------------------------------------------

Net income                             $  959        $  908    $ 1,894   $ 1,798
--------------------------------------------------------------------------------

Net income per common share            $  .20        $  .19    $   .39   $   .37
--------------------------------------------------------------------------------

Shares used in per share calculation    4,871         4,793      4,837     4,809
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                  Six Months Ended November 30,
                                                     1995             1994
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                       $1,894           $1,798
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                  1,236            1,646
      Net increase in current assets                (1,215)          (2,037)
      Net increase in current liabilities              158               74
      Other increase (decrease)                        153              (58)
--------------------------------------------------------------------------------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                           2,226            1,423
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Net purchase of equipment                        (1,043)            (600)
   Investment in acquisition (net of acquired cash)     --           (1,683)
--------------------------------------------------------------------------------

      NET CASH USED IN
      INVESTING ACTIVITIES                          (1,043)          (2,283)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Repayment of debt                                    --           (2,015)
   Proceeds from sale of common stock                   --              116
--------------------------------------------------------------------------------

      NET CASH USED IN
      FINANCING ACTIVITIES                              --           (1,899)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                 1,183           (2,759)

   Cash and cash equivalents at beginning of period  2,648            8,896
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                   $13,831           $6,137
--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

November 30, 1995

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc., formerly Harding Associates, Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1995. Reclassification of certain balances for the fiscal year ended May 31, 1995 have been made to conform to the November 30, 1995 presentation.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
(In thousands, except share data)

The following table sets forth, for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenue, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.


                                       Percentage of Net Revenue                Percentage
                                Three Months Ended    Six Months Ended      Increase/(Decrease)
                                    November 30,         November 30,           November 30,
                                                                         Three Months   Six Months
                                 1995        1994      1995      1994    1995 vs 1994  1995 vs 1994
                                 ----        ----      ----      ----    ------------  ------------

Gross revenue                   156.6%      142.9%    148.2%    144.0%       3.2%          (.8)%
Net revenue                     100.0       100.0     100.0     100.0       (5.8)         (3.6)
Costs and expenses
     Payroll and benefits        66.3        68.1      66.9      67.5       (8.3)         (4.5)
     General expenses            27.7        25.9      27.1      26.3         .5           (.7)
Operating income/margin           6.0         6.0       6.0       6.2       (5.2)         (5.9)
Net interest income                .9          .2        .8        .1      280.4         428.6
Income before income taxes
     and minority interest        6.9         6.2       6.8       6.3        4.5           4.3
Provision for taxes               2.7         2.5       2.7       2.5        4.7           4.2
Net income                        4.2         3.8       4.1       3.8        5.6           5.3

Second Quarter Comparison for Fiscal Years 1996 and 1995

Gross revenue includes, as an adjunct to the Company's labor services, the revenue on services subcontracted to third parties that will be reimbursed under terms of the Company's contracts, and revenue from the utilization of certain company owned equipment. The contribution to net revenue derived from the sale of subcontracted services and company owned equipment was essentially unchanged at 6.7 percent of net revenue in the second quarter of fiscal 1996 and 6.6 percent in fiscal 1995. Net revenue, which is a more accurate measure of revenue earned for services provided directly by the Company, is recorded by deducting from gross revenue the costs of services contracted to third parties. Outside services revenue as a percent of total gross revenue was 37.5 percent and 31.4 percent for the second quarter of fiscal 1996 and 1995, respectively.

Net revenue for the fiscal quarter ended November 30, 1995 totaled $22,701, a decrease of six percent from net revenue of $24,099 for the second quarter of the prior fiscal year. The decrease in net revenue was primarily due to the impact of an additional week's activity in the second quarter of the prior year. After adjusting for this impact, net revenue was essentially unchanged from fiscal 1995. In domestic operations, the Company experienced lower demand for its services, partially offset by slightly improved pricing compared to the second quarter of fiscal 1995. The lower demand was in the public sector and was attributed primarily to a slowdown in federal funding for environmental contracts and reduced infrastructure spending in the California, Hawaii and Washington markets. On a comparable basis to the prior year, net revenue from such public sector clients decreased by approximately 14 percent from the same period in the prior year. Overall, net revenue from public sector clients accounted for 48 percent of total net revenue compared to 56 percent in the prior year. Net revenue from industrial sector clients continued to show improvement with an increase of approximately nine percent over the prior year. International operations accounted for five percent of net revenue in the second fiscal quarter of 1996. There were no international sales reported in the second quarter of the prior year.

Operating income amounted to $1,375, a decrease of 5.2 percent from $1,450 for the same period in fiscal 1995. Operating margin was unchanged at 6.0 percent of net revenue compared to the same period in the prior fiscal year. The lower operating income was primarily due to the lower net revenue discussed above, partially offset by lower labor related expenses. The lower labor expenses reflect both staff reductions and reduced incentive compensation expenses. As in the first quarter, operating margins in the fiscal 1996 second quarter also benefited from the favorable performance of several firm fixed price contracts in both private and public sectors. There can be no assurance that such contracts will continue to be available to the Company in the future or that the performance of such contracts will have a favorable outcome.

Interest income for the second quarter of fiscal 1996 was $222 before interest expense of $28 and was higher compared to interest income of $63 before interest expense of $12 for the second quarter of the prior fiscal year. Net interest income was higher due to the Company's increased cash position that resulted in higher balances of invested cash, and to a lesser extent, improved interest rates.

The effective tax rate was 39.5 percent for the second quarter of both fiscal 1996 and 1995.

Net income for the quarter was $959 compared with $908 in the second quarter of 1995, an increase of 5.6 percent. Earnings per share were $0.20 on 4,871,000 weighted average shares outstanding compared to $0.19 per share on 4,793,000 weighted average shares outstanding in the same period last year.

Six Month Comparison for Fiscal Years 1996 and 1995

Net revenue for the six months ended November 30, 1995 (26 weeks) amounted to $45,409 a decrease of 3.6 percent from net revenue of $47,110 for the six months ended November 30, 1994 (27 weeks). The decrease in net revenue was due primarily to lower public sector work and, to a lesser extent, the impact of the additional week in the prior fiscal year. On a comparable basis with the prior year, the Company experienced lower demand for its services that was partially offset by slightly improved pricing for those services.

Operating income amounted to $2,731, a decrease of 5.9 percent from operating income of $2,902 for the first six months of the prior year. The operating margin decreased to 6.0 percent from 6.2 percent a year ago. While the Company continued to lower its operating costs, such reductions were not sufficient to offset the effect of lower revenue discussed above.

Interest income for the six months was $399 before interest expense of $29, up from $108 before interest expense of $38 in the same period in the prior year. The increase in net interest income was due primarily to the Company's increased cash position that resulted in higher balances of invested cash and improved interest rates.

The effective tax rate for the six months ended November 30, 1995 was 39.4 percent and for the six months ended November 30, 1994 was 39.5 percent.

Net income for the six months was $1,894, up from net income of $1,798 for the six month period in the prior year, an increase of 5.3 percent. Earnings per share were $0.39 on 4,837,000 weighted average shares outstanding compared to $0.37 per share on 4,809,000 weighted average shares outstanding in the first six month period of the prior year.

Due to seasonal factors, operating results for the six month period ending November 30, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 31, 1996.

Liquidity and Capital Resources

For the six months ended November 30, 1995, net cash provided by operations was $2,226 compared with net cash provided by operations of $1,423 for the same period last year. The increase in cash provided by operations was primarily due to lower payments related to the settlement of legal claims compared to the prior year, and to a lesser extent, improved accounts receivable balances. Accounts receivable in the prior year were adversely affected by delays in invoicing certain public sector projects.

The Company made net capital expenditures of $1,043 in the first six months of fiscal 1996 compared to net capital expenditures of $600 in the first six months of the prior year. The Company anticipates that its capital expenditures, excluding investments in acquisitions, for the current fiscal year will be at slightly higher levels than those incurred in the prior fiscal year.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure and geotechnical related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns or environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters and, in the aggregate, such claims are not expected to have a material adverse impact on the financial position and liquidity of the Company. Prior to May 1994, the Company was provided a professional liability insurance policy through a wholly owned subsidiary of the Company, and as such, was self insured for the liabilities covered by that policy. Currently, the Company is provided a $5 million professional liability insurance policy through an unrelated, rated carrier.

At November 30, 1995, the Company had cash on hand and cash equivalents of $13,831. The Company has a $20 million revolving credit line agreement which expires in October 1997. At November 30, 1995, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at 6.0 percent at November 30, 1995, and at 6.1 percent at May 31, 1995. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company intends to actively continue its search for acquisitions to expand its geographical representation and to enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including investments in acquisitions.

Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the demand for the Company's services and the strength of the economy domestically and internationally, and such risks and uncertainties as are described in the registration statement, reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant was held on November 1, 1995 and five proposals were presented to security holders for a vote; election of one director, approval of an amendment to the Restated Certificate of Incorporation, approval of the Company's 1995 Executive Stock Incentive Plan, approval of an amendment to the 1991 Employee Stock Purchase Plan, and ratification of independent auditors.

The five-member Board of Directors is divided into three classes. Each year one of the classes stands for election to a term of three years. The class standing for election at the 1995 annual meeting was Class II, consisting of one incumbent director: Richard D. Puntillo. The terms for Class III Directors, Richard S. Harding and Donald L. Schreuder, expire in 1996 and the terms of Class I Directors, Retired Rear Admiral Stuart F. Platt and Barton W. Shackelford expire in 1997.

The following table lists the votes cast:

                                          For      Withheld
                                          ---      --------
Proposal 1
Election of Director
  Richard D. Puntillo                  3,581,477   54,280

                                          For      Against    Abstain  Non-Votes
                                          ---      -------    -------  ---------
Proposal 2
Approval of an Amendment to the
Restated Certificate of Incorporation
changing the name of the corporation
from Harding Associates, Inc. to
Harding Lawson Associates Group, Inc.  3,572,437   49,192      14,128        --

Proposal 3
Approval of the Company's 1995
Executive Stock Incentive Plan         2,074,017  777,921      15,983    767,836

Proposal 4
Approval of an Amendment to the
1991 Employee Stock Purchase Plan
increasing the shares under the
plan from 150,000 to 250,000.          2,757,803   74,971      14,610    788,373

Proposal 5
Ratification of Ernst & Young, LLP
Independent Auditors                   3,602,933   19,501      13,323         --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended November 30, 1995:

            Exhibit No. 3.1   Restated Certificate of Incorporation

            Exhibit No. 3.2   Amendment to Restated Certificate of Incorporation

            Exhibit No. 10.1  1995 Executive Stock Plan

            Exhibit No. 11    Computation of Per Share Earnings

            Exhibit No. 27    Financial Data Schedule (Electronic Filing Only)

         b. Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HARDING LAWSON ASSOCIATES GROUP, INC.



Date:                                 /s/ Donald L. Schreuder
     ----------------                 ------------------------------------------
                                      Donald L. Schreuder
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:                                 /s/ Gregory A. Thornton
     ----------------                 ------------------------------------------
                                      Gregory A. Thornton
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX


    Exhibit No.

        3.1                Restated Certificate of Incorporation

        3.2                Amendment to Restated Certificate of Incorporation

       10.1                1995 Executive Stock Plan

       11                  Computation of Per Share Earnings

       27                  Financial Data Schedule  (Electronic Filing Only)