Form 10-Q
period 1996-02-29
HARDING ASSOCIATES INC
filed 1996-04-11
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

        For the quarterly period ended February 29, 1996 or

        Transition Report Pursuant to Section 13 or 15(d)of the Securities ----- Exchange Act of 1934

        For the transition period from          to
                                       --------    ---------

                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               68-0132062
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

          7655 Redwood Boulevard
            Novato, California                           94945
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---
At April 4, 1996 the registrant had issued and outstanding an aggregate of 4,845,207 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                           Page

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  February 29, 1996 (Unaudited) and
                  May 31, 1995...............................................3

                  Condensed Consolidated Statements of Income -
                  Three and Nine Months Ended February 29, 1996 and
                  February 28, 1995 (Unaudited)..............................4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended February 29, 1996 and
                  February 28, 1995  (Unaudited).............................5

                  Notes to Condensed Consolidated Financial Statements
                  February 29, 1996 (Unaudited)..............................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................7

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................10

SIGNATURES        ..........................................................11

EXHIBIT INDEX     ..........................................................12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
- --------------------------------------------------------------------------------
                                                  Feb. 29, 1996     May 31, 1995
- --------------------------------------------------------------------------------
                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                         $17,396         $12,648
     Accounts receivable                                24,934          28,343
     Unbilled work in progress                           4,593           6,935
     Less allowances for receivables
         and unbilled work                              (1,503)         (1,553)
     Deferred income taxes                                 823           2,235
- --------------------------------------------------------------------------------
         Total current assets                           48,072          49,533
Net equipment                                            4,259           4,442
Deposits and other assets                                6,687           6,813
- --------------------------------------------------------------------------------
         Total assets                                  $59,018         $60,788
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $2,013          $3,383
     Accrued expenses                                    4,737           5,642
     Accrued compensation                                4,500           6,518
     Income taxes payable                                  ---             621
- --------------------------------------------------------------------------------
         Total current liabilities                      11,250          16,164
Other liabilities                                        2,131           1,715
- --------------------------------------------------------------------------------
         Total liabilities                              13,381          17,879
- --------------------------------------------------------------------------------
Commitments and Contingencies                              ---             ---
Minority interest in subsidiary                            260             224
- --------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01  par value;  authorized
         shares 10,000,000; issued and
         outstanding--4,845,090 and 4,719,320
         at February 29, 1996 and May 31, 1995,
         respectively                                       48              47
     Additional paid-in capital                         18,142          17,424
     Retained earnings                                  27,187          25,214
- --------------------------------------------------------------------------------
         Total shareholders' equity                     45,377          42,685
- --------------------------------------------------------------------------------
              Total liabilities and
              shareholders' equity                     $59,018         $60,788
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

- --------------------------------------------------------------------------------
                                     Three Months Ended      Nine Months Ended
                                     Feb. 29,    Feb. 28,   Feb. 29,    Feb. 28,
                                       1996        1995       1996        1995
- --------------------------------------------------------------------------------

Gross revenue                        $27,091     $31,248    $94,393     $99,073
Less:  Cost of outside services        6,854       9,079     28,747      29,794
- --------------------------------------------------------------------------------

Net revenue                           20,237      22,169     65,646      69,279
- --------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits             14,150      15,463     44,504      47,255
     General expenses                  6,250       6,170     18,574      18,586
- --------------------------------------------------------------------------------

     Total costs and expenses         20,400      21,633     63,078      65,841
- --------------------------------------------------------------------------------

Operating income (loss)                 (163)        536      2,568       3,438
Interest income, net                     248          92        618         162
- --------------------------------------------------------------------------------

Income before provision for income taxes
     and minority interest                85         628      3,186       3,600

Provision for income taxes                34         248      1,257       1,422

Minority interest                        (28)          4        (44)          4
- --------------------------------------------------------------------------------

Net income                          $     79    $    376    $ 1,973     $ 2,174
================================================================================

Net income per common  share        $    .02    $    .08    $   .41     $   .45
================================================================================

Shares used in per share calculation   4,866       4,804      4,847       4,807
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

- --------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                          Feb. 29,    Feb. 28,
                                                            1996        1995
- --------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                            $1,973      $2,174
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                      1,877       2,493
         Net decrease in current assets                     6,209       3,162
         Net decrease in current liabilities               (4,196)     (2,567)
         Other increase (decrease)                            272        (547)
- --------------------------------------------------------------------------------

         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                               6,135       4,715
- --------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Net purchase of equipment                             (1,387)       (752)
     Investment in acquisition (net of acquired cash)         ---      (1,683)
- --------------------------------------------------------------------------------

         NET CASH USED IN
         INVESTING ACTIVITIES                              (1,387)     (2,435)
- --------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Repayment of debt                                        ---      (2,024)
     Proceeds from sale of common stock                       ---         116
- --------------------------------------------------------------------------------

         NET CASH USED IN
         FINANCING ACTIVITIES                                 ---      (1,908)
- --------------------------------------------------------------------------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                        4,748         372

     Cash and cash equivalents
     at beginning of period                                12,648       8,896
- --------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                          $17,396      $9,268
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

February 29, 1996

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1995. Reclassification of certain balances for the fiscal year ended May 31, 1995 have been made to conform to the February 29, 1996 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

On May 19, 1995, the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc., a wholly owned subsidiary of Harding Associates, Inc. vs., Bailey Site Settlors Committee, an unincorporated association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, a lawsuit was filed against the Company in Federal District Court, Jefferson County, Texas, and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs. Harding Lawson Associates. The suit seeks monetary damages in the amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. The suits filed in Jefferson and Orange Counties have been dismissed or stayed. Subsequently, a counterclaim containing similar allegations was filed against the Company in the Harris County suit. The Company believes it has meritorious defenses to these allegations. The Company is currently subject to certain other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company.

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

                               Percentage of Net Revenue          Percentage
                             3 Mos Ended       9 Mos Ended        Inc./(Dec.)
                               Feb. 29,           Feb. 29,          Feb. 29,
                                                                3 Mos    9 Mos
                                                                 1996     1996
                                                                  vs       vs
                            1996      1995     1996     1995     1995     1995
                            ----      ----     ----     ----     ----     ----
Net revenue                100.0%    100.0%   100.0%   100.0%   (8.7)%   (5.2)%
Costs and expenses
  Payroll and benefits      69.9      69.8     67.8     68.2    (8.5)    (5.8)
  General expenses          30.9      27.8     28.3     26.8     1.2      (.3)

Operating income
  (loss)/margin              (.8)      2.4      3.9      5.0  (130.4)   (25.3)
Net interest income          1.2        .4       .9       .2   169.6    281.5
Income before income
  taxes and minority
  interest                    .4       2.8      4.8      5.2   (86.5)   (11.5)
Provision for taxes           .1       1.1      1.9      2.1   (86.3)   (11.6)
Minority interest            (.1)      ---      (.1)     ---     ---      ---
Net income                    .4       1.7      3.0      3.1   (79.0)    (9.2)

Third Quarter Comparison for Fiscal Years 1996 and 1995

Net revenue for the fiscal quarter ended February 29, 1996 totaled $20,237, a decrease of 9 percent from net revenue of $22,169 for the third quarter of the prior fiscal year. The shortfall in net revenue was primarily due to a decrease in revenue from public agency contracts of approximately $2.5 million resulting from a decline in awards of new public agency contracts and funding on existing federal agency contracts, as well as government inefficiencies due to shutdowns and the lengthy budget impasse and continuing legislative gridlock with regard to environmental regulations. Net revenue from such public sector clients decreased by approximately 22 percent from the same period in the prior year. Overall, net revenue from public sector clients accounted for 43 percent of total net revenue compared to 50 percent in the same period of the prior year. Net revenue from industrial sector clients increased approximately 2 percent over the prior year. In domestic operations, the lower demand for services was partially offset by slightly improved pricing compared to the third quarter of fiscal 1995. International operations were virtually unchanged from the third quarter of fiscal 1995, accounting for approximately 5 percent of net revenue in both years.

The Company recorded an operating loss of $163 or 0.8 percent of net revenue compared to operating income of $536 and margin of 2.4 percent for the same period in fiscal 1995. The lower operating income and margin were primarily due to the lower net revenue discussed above and slightly higher general expenses. General expenses were higher than the previous year due mainly to costs associated with the relocation of a principal operating unit to less expensive space. Labor expenses were lower than in the prior year due to staff reductions. As in the first and second quarters, the performance on several firm fixed price contracts favorably contributed to operating results. There can be no assurance that such contracts will continue to be available to the Company in the future or that the performance of such contracts will have a favorable outcome.

Net interest income for the third quarter of fiscal 1996 was $248 compared to net interest income of $92 for the third quarter of the prior fiscal year. Net interest income was higher due to the Company's increased cash position that resulted in higher balances of invested cash, and to a lesser extent, improved interest rates.

The effective tax rate was 39.9 percent for the third quarter of fiscal 1996 and
39.5 percent in the same period last year.

Net income for the quarter was $79 compared with $376 in the third quarter of fiscal 1995, a decrease of 79 percent. Earnings per share were $0.02 on 4,865,560 weighted average shares outstanding compared to $0.08 per share on 4,803,732 weighted average shares outstanding in the same period last year.

Nine Month Comparison for Fiscal Years 1996 and 1995

Net revenue for the nine months ended February 29, 1996 (39 weeks) amounted to $65,646, a decrease of 5 percent from net revenue of $69,279 for the nine months ended February 28, 1995 (40 weeks). On a comparable basis with the prior year, the Company experienced lower demand for its services, partially offset by slightly improved pricing for those services. The lower demand was primarily related to public sector work. Net revenues from international operations was 5 percent in fiscal 1996 compared to 2 percent in the prior year. The increase was due primarily to an acquisition completed in November of the prior fiscal year.

Operating income amounted to $2,568, a decrease of 25 percent from operating income of $3,438 for the first nine months of the prior year. The operating margin decreased to 4 percent from 5 percent a year ago. While the Company continued to lower its operating costs, such reductions were not sufficient to offset the effect of lower revenue discussed above.

Net interest income for the nine months ended February 29, 1996 was $618, up from $162 in the same period in the prior year. The increase in net interest income was due primarily to the Company's increased cash position that resulted in higher balances of invested cash and, to a lesser extent, improved interest rates.

The effective tax rate was 39.5 percent for the first nine months of fiscal 1996 and fiscal 1995.

Net income for the nine months ended February 29, 1996 was $1,973, down from net income of $2,174 for the nine month period in the prior year, a decrease of 9 percent. Earnings per share were $0.41 on 4,846,675 weighted average shares outstanding compared to $0.45 per share on 4,806,964 weighted average shares outstanding in the first nine month period of the prior year.

Due to seasonal factors, operating results for the nine month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 31, 1996.

Liquidity and Capital Resources

For the nine months ended February 29, 1996, net cash provided by operations was $6,135 compared with net cash provided by operations of $4,715 for the same period last year. The increase in cash provided by operations was primarily due to improved accounts receivable balances.

The Company made net capital expenditures of $1,387 in the first nine months of fiscal 1996 compared to net capital expenditures of $752 in the first nine months of the prior year. The Company anticipates that its capital expenditures, excluding investments in acquisitions, for the current fiscal year will continue to be at slightly higher levels than those incurred in the prior fiscal year.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure and geotechnical related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns or environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material adverse impact on the financial position and liquidity of the Company. The Company is provided a $5 million professional liability insurance policy through an unrelated, rated carrier.

At February 29, 1996, the Company had cash on hand and cash equivalents of $17,396. The Company has a $20 million revolving credit line agreement which expires in October 1997. At February 29, 1996, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at 5.3 percent at February 29, 1996, and at 6.1 percent at May 31, 1995. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company, from time to time, considers acquisitions to expand its geographical representation and to enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including possible investments in acquisitions.

Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the demand for the Company's services and the strength of the economy domestically and internationally, and such risks and uncertainties as are described in the reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended February 29, 1996:

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


                               HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  April 5, 1996           /s/ Donald L. Schreuder
                               -----------------------
                               Donald L. Schreuder
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date:  April 5, 1996            /s/ Gregory A. Thornton
                                -----------------------
                                Gregory A. Thornton
                                Vice President and Chief Financial Officer
                                (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX


    Exhibit No.

        11                 Computation of Per Share Earnings

        27                 Financial Data Schedule