Form 10-K
period 1996-05-31
HARDING ASSOCIATES INC
filed 1996-08-29
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from  __________ to __________

                         Commission File Number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                       (formerly Harding Associates, Inc.)
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

  Title of each class:               Name of each exchange on which registered:
Common Stock, $0.01 par value                 The Nasdaq Stock Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]
        Aggregate market value of the voting stock held by non-affiliates of the registrant on August 20, 1996: $24,223,478.

 Number of shares of the registrant's Common Stock outstanding as of
                          August 20, 1996: 4,982,327.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 1996, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in
Part III.

                                     PART I
ITEM 1.  BUSINESS.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding future demand for the Company's services, the impact of a possible loss of any of several federal contracts, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the possibility of the Company's making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Business

Harding Lawson Associates Group, Inc. (formerly Harding Associates, Inc.) provides comprehensive engineering, environmental, and construction services related to the protection of environmental media potentially impacted by industrial and agricultural operations, the assessment and remediation of contaminated sites, and the management of hazardous and solid wastes. The Company also provides civil, transportation, and geotechnical engineering services, and services during construction, either independently or in support of the Company's environmental, waste management, and civil services.

The Company was originally incorporated in California in 1959, and reincorporated in Delaware in July 1987. Its principal executive offices are located at 7655 Redwood Boulevard, Novato, California 94945, and its telephone number is (415) 892-0821. Unless the context otherwise requires, the term "Company" as used herein refers to Harding Lawson Associates Group, Inc. and its wholly owned subsidiaries Harding Lawson Associates, Inc., Harding Lawson Associates Infrastructure, Inc. (formerly Alpha Engineering Group, Inc.), Harding Lawson Associates International, Inc. (formerly Harding International, Inc.) and its subsidiaries Harding Lawson Australia Pty. Ltd., Harding Lawson Singapore Pte Ltd, Harding Lawson de Mexico S.A. de C.V., Harding Lawson Australia Pty. Ltd., 76% ownership in HLA-Envirosciences Pty Limited, and Harding Lawson de Mexico's 51% ownership in Grupo Industrial de Ingenieria Ecologica III, HLA & Inconsa S.A. de C.V. ("GRIECO").

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

The Company's services are provided to private and public sector clients through a staff of 930 full time professional and support personnel located in 28 U.S. cities in Alabama, Alaska, Arizona, California, Colorado, Florida, Hawaii, Illinois, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Texas, Utah, Virginia, and Washington, and five cities in Australia, one in Indonesia, one in Singapore, and one in Mexico. During the fiscal year ended May 31, 1996, the Company performed services for over 1,100 industrial and governmental clients.

The Company often provides services for its major clients under arrangements involving continuing service agreements. Such arrangements are usually on a "Time-and-Materials", "Cost-Plus-Fixed-Fee", or a "Fixed-Price" basis, and are usually terminable on advance notice by either party. The majority of the Company's projects are on a Time-and-Materials basis, under which the Company bills its clients at fixed hourly rates plus subcontracted services and materials used. Fixed-Price arrangements, under which the Company agrees to perform a stated service for a set price regardless of the time and materials cost involved, carry the risk that the cost to the Company for performing the agreed-upon services may exceed the set price, but also carry the benefit of potentially higher profit.

The Company provides consulting and engineering services to clients through its staff of engineers and scientists who possess a diverse range of education and professional experience. Project teams are organized to utilize applicable talent from the Company's staff. Qualified subcontractors are utilized to provide special technical resources that the Company either does not possess or cannot cost effectively provide to its clients in a specific geographic area.

The Company's environmental and waste services, carried out primarily through Harding Lawson Associates and the Company's international units, include: remedial programs (site characterization and risk assessment, remedial engineering, design and construction management); waste disposal facility siting, permitting, design and closure; air quality management; site audits and assessments; regulatory compliance and environmental permitting and monitoring. The Company's infrastructure services carried out through Harding Lawson Associates Infrastructure and certain international units, include: transportation, structural, municipal, electrical and mechanical engineering and construction administration. Other services include: geotechnical engineering and water resources engineering. The Company has broad capabilities in computer applications and technical information management to support its consulting and engineering services.

Environmental Services

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

Superfund was reauthorized as part of the 1991 federal budget appropriating $5.1 billion through 1994. Since then, funding has been authorized by Congress annually while debate over reauthorization has carried on. Significant changes to the statute are expected when or if reauthorized. The Company is not able to ascertain the effect of the proposed reauthorization or the lack of reauthorization at this time.

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

The Clean Air Act ("CAA") and the Clean Air Act Amendments ("CAAA"). The CAA empowered the EPA to establish and enforce national air quality standards and to require states to set toxic air emission limits on facilities not meeting these national standards. The CAAA of 1990 require certain facilities which emit air pollutants to obtain operating permits and mandate that the EPA develop guidelines and procedures relating to acid rain, urban air pollution, and air toxic emissions by the year 2000. Although implementation and enforcement of the CAAA have been slow, the CAAA increased demand for the Company's air quality services during the 1996 fiscal year.

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

Hazardous Waste Management

In the 1996 fiscal year, 63% of the Company's gross revenues have been derived from services relating to the restoration (assessment and remediation) of contaminated sites. Projects where Superfund, RCRA or similar enforcement regulations are driving the need for site restoration comprise the majority of these revenues, while sites where "leaking underground tank" regulations are causing the need for remediation comprise a smaller portion of these revenues. The Company's hazardous waste management services include the following:

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

Other Environmental Services.

Operating Facilities Services. The Company provides a broad range of services to industrial clients to help them comply with federal or state environmental regulations, to reduce their costs of environmental compliance, and to employ more efficient processes to reduce, recover, or recycle industrial waste or by-products.

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

Infrastructure

Infrastructure/Transportation Engineering. The Company's civil engineers provide services relating to transportation including street, road and highway design, traffic engineering and traffic signal design, corridor studies, and construction administration; design of structures including bridges, piers and marine terminal facilities and other structures; storm drainage design including drainage basin studies and hydrologic analysis, and storm water treatment; and railroad engineering including design railroad trackage, railroad bridges, railroad yard design, and intermodal facilities. The Company believes that these services will be in increasing demand in the future as the country moves to repair its deteriorating infrastructure and as funding becomes available as a result of the Intermodal Surface Transportation Efficiency Act ("ISTEA"), which Congress signed into law in December of 1991. The $155 billion, six year ISTEA provides federal aid to states on highway and mass transit projects. ISTEA is scheduled for renewal in October of 1997. The Company anticipates that its civil/infrastructure practice may benefit from this legislation and additional proposed legislation in the future.

Geotechnical Engineering. The Company's geotechnical engineers use advanced exploration tools, laboratory testing and analytical methods to evaluate soil and rock for foundations and for use in construction.

Customers and Marketing

The Company's client base includes private-sector companies that comprised 51% of gross revenue in fiscal 1996. Non-regulatory federal governmental bodies provided 31% of gross revenues, including Department of Defense agencies, 13% came from state and local governments, and 5% from international clients. The Company's 15 largest clients accounted for approximately 45% of the Company's revenues in fiscal 1996, 49% in fiscal 1995 and 53% in fiscal 1994. Approximately 33% of its revenues during fiscal 1996 were derived from the Company's five largest clients compared to 39% in fiscal 1995 and 1994.

In fiscal 1996, the Department of the Army accounted for approximately 20% of the Company's gross revenue. Revenue from this client, which accounted for 26% of gross revenue in fiscal 1995 and 29% in fiscal 1994, was generated under various contracts in various locations which were negotiated independently of each other. While the loss of all work related to this client could have a material adverse effect on the Company, the contracts are with separate divisions or units of the Army and the loss of one contract would not necessarily affect other contracts at other locations. During fiscal 1994 and 1995, certain of these Department of the Army contracts began to diminish and were substantially completed in fiscal 1996. The Company has been successful in replacing some of these contracts although tasking and/or funding under the new contracting vehicles has been slow in developing. If the Company is unsuccessful in replacing a significant portion of the remainder of these contracts, or if funding is delayed under current contracting vehicles, a material decline in revenues could result. No other client accounted for 5% or more of gross revenues in fiscal 1996, 1995, or 1994.

The Company's marketing efforts are carried out by a full-time staff of marketing personnel and by senior technical and management professionals. The Company also participates in industrial trade shows and technical conferences, and publishes certain technical literature to support its marketing program.

Backlog

The Company often provides services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. At May 31, 1996, the Company had over $65 million of authorized gross revenue backlog compared with $70 million at May 31, 1995, and $59 million at May 31, 1994. Authorized gross revenue backlog, most of which is expected to be completed within the next 12 months, includes only such contracts where work authorization has been received. The Company can make no assurances, however, that work represented by backlog will not be delayed or cancelled. Because such authorizations are generally for periods considerably shorter than the duration of the work the Company expects to perform for a particular client, the Company does not feel that backlog figures are necessarily indicative of future revenues. In addition to authorized backlog, the Company has certain contracting vehicles that include substantial unauthorized amounts not included in backlog. Tasks under these contracts may or may not be authorized during fiscal 1997.

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

Potential Liability and Insurance

In performing consulting and engineering services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, or negligence. The Company generally indemnifies its clients for losses and expenses incurred by them as a result of the Company's negligence and, in certain instances, the concurrent negligence of such clients. A significant portion of the Company's activities relate to environmental and waste services. These services involve significant risks to the Company for environmental damage, personal injury, fines and costs imposed by regulatory agencies. Although liabilities arising from environmental regulations are more directly applicable to the Company's clients, such regulations under certain circumstances could impose liability on the Company resulting, for example, from a release or exacerbation of contamination or the improper handling of contaminants during the course of the Company's work. Such liabilities can be joint and several where other parties are involved. The Company maintains both a health and safety program and a quality assurance and quality control program to assist in reducing the risk of damage to persons and property and the potential for resulting losses. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and, in the aggregate, such claims are not expected to have a material adverse impact on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

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

Personnel

At the end of fiscal 1996, the Company employed approximately 930 regular, full-time employees, including 577 engineers, scientists, and construction contractors, 239 production support staff and 114 administrative and clerical personnel. In addition to its full-time staff, the Company employs approximately 90 part-time or temporary personnel at any time as required, most of whom are technical support personnel. Although the Company has undergone selected downsizing over the past few years, it nevertheless maintains a continuous recruiting program to attract qualified personnel.

None of the Company's employees are presently represented by a labor union. The Company believes it has good employee relations.


ITEM 2.  PROPERTIES.

The Company leases facilities at various locations in Alabama, Alaska, Arizona, California, Colorado, Florida, Hawaii, Illinois, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington, and in Australia, Mexico and Singapore. These facilities have a combined area of approximately 368,316 square feet. Aggregate lease expense for all of the Company's facilities during the fiscal year ended May 31, 1996 was approximately $5,607,692. The lease terms expire at various times through October 2003. Historically, the Company has not experienced any difficulty in renewing leases which have expired.

ITEM 3.  LEGAL PROCEEDINGS.

On May 19, 1995, the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc., a wholly owned subsidiary of Harding Associates, Inc. vs. Bailey Site Settlors Committee, an unincorporated association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, lawsuits were filed against the Company in Federal District Court, Jefferson County, Texas, and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs. Harding Lawson Associates. The suit seeks monetary damages in the amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. The suits filed in Jefferson and Orange Counties have been dismissed or stayed. Subsequently, a counterclaim containing similar allegations was filed against the Company in the Harris County suit. The Company believes it has meritorious defenses to these allegations. The Company is currently subject to certain other claims and lawsuits arising in the ordinary course of business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's common stock is traded on the Nasdaq Stock Market under the symbol HRDG. The following table sets forth the range of high and low sale prices of the Company's common stock.

                                        High                 Low
Fiscal year ended May 31, 1995:

     First Quarter                    $ 7.00               $ 5.25
     Second Quarter                     8.00                 5.75
     Third Quarter                      7.25                 5.25
     Fourth Quarter                     6.50                 5.25

Fiscal year ended May 31, 1996:

     First Quarter                    $ 7.50               $ 5.38
     Second Quarter                     7.63                 6.63
     Third Quarter                      7.50                 5.88
     Fourth Quarter                     7.00                 5.63

Fiscal year ending May 31, 1997:

     First Quarter through
      August 20, 1996                 $ 6.63               $ 5.00

Holders

As of August 20, 1996 there were 686 record holders of the Company's common stock. The closing price of the Company's stock on August 20, 1996 was $5.63 as reported on the Nasdaq Stock Market.

Dividends

The Company has not paid any cash dividends on its common stock during the last ten years. The Board of Directors currently intends to retain all earnings for reinvestment in the Company's business and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the years ended May 31, 1992 through 1996. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including notes thereto.

                          Summary Financial Information
                      (In thousands, except per share data)

                                       Fiscal Years Ended May 31,
                           1996        1995        1994        1993       1992
                           ----        ----        ----        ----       ----

Income Statement Data:

Gross revenue            $120,708    $130,554    $115,561    $115,657   $112,386
Net revenue                85,655      92,455      79,944      82,605     83,257
Operating income              839       4,595       1,353         580      7,147
Income before provision for
 income taxes and minority
 interest                   1,647       4,907       1,656         821      6,473
Net income                    953       2,972       1,002         497      3,917

Net income per common
  share                     $0.20      $ 0.62       $0.21       $0.10      $0.81
Average common shares
  outstanding               4,851       4,806       4,851       4,856      4,827

Balance Sheet Data:

Working capital           $35,521     $33,369     $29,394     $32,729    $29,230
Total assets               60,364      60,788      61,486      59,812     59,717
Short-term debt               ---         ---       2,030         ---        ---
Shareholders' equity       44,357      42,685      38,975      39,541     37,761


Dividends

The Company has not paid any cash dividends on its common stock during the last ten years. The Board of Directors currently intends to retain all earnings for reinvestment in the Company's business and has no present intention of paying cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding future demand for the Company's services, the impact of a possible loss of any of several federal contracts, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the possibility of the Company's making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations

General--The following table sets forth, for the periods indicated, (i) the percentage which certain items in the consolidated income statements of the Company bear to net revenue, and (ii) the percentage increase (decrease) in the dollar amount of such items from year to year.

                                       Percentage of            Percentage
                                        Net Revenues         Increase/(Decrease)
                                        Fiscal Year              Fiscal Year
                                                                1996       1995
                                                                 vs         vs
                                 1996      1995       1994      1995       1994
                                 ----      ----       ----      ----       ----
Net revenue                     100.0%    100.0%     100.0%     (7.4)%     15.6%
Costs and expenses
 Payroll and benefits            68.9      68.1       66.8      (6.2)      17.9
 General expenses                30.1      26.9       31.5       3.5       (1.1)
Operating income/margin           1.0       5.0        1.7     (81.7)     239.6
Net interest income               0.9       0.3        0.4     158.6        3.0
Income before provision for
 taxes and minority interest      1.9       5.3        2.1     (66.4)     196.3
Provision for taxes               0.8       2.1        0.8     (61.3)     196.5
Net income                        1.1       3.2        1.3     (67.9)     196.6

Gross Revenue--Gross revenue includes, as an adjunct to the Company's labor services, the revenue on services subcontracted to third parties that will be reimbursed under terms of the Company's contracts and revenue from the utilization of certain non-labor items. Due to competitive market conditions, the contribution to net revenue derived from the sale of subcontracted services and certain non-labor items has declined to 6.4% of net revenue in fiscal 1996 compared with 6.8% and 8.4% in fiscal 1995 and 1994 respectively. The Company believes there will continue to be downward pressure on net revenue derived from such sources. Net revenue, which is a more accurate measure of revenue earned for services provided directly by the Company, is recorded by deducting from gross revenue the costs of services contracted to third parties. Gross revenue related to outside services as a percent of total gross revenue was 30.4%, 30.7% and 33.4% in 1996, 1995, and 1994, respectively.

Net Revenue--Net revenue totaled $85.7 million in fiscal 1996, a decrease of $6.8 million or 7.4% from 1995. The decrease in fiscal 1996 was due primarily to an 11% decline in domestic net revenue partially offset by an increase of 127% in international net revenue. Excluding international operations, the Company experienced both lower demand and lower prices for its services. Net revenue derived from public sector clients in fiscal 1996 declined by approximately 23% over the prior year and accounted for 45% of total net revenue for fiscal 1996 compared to 54% and 51% for fiscal 1995 and 1994, respectively. The decline in net revenue from public sector clients was essentially due to a decrease in revenue from public agency contracts resulting from a decline in awards of new public agency contracts and funding on existing federal agency contracts as well as government inefficiencies due to shutdowns and the lengthy budget impasse and continuing legislative gridlock with regard to environmental regulations. Net revenue from private sector clients improved by 1% over 1995. Operations in Southern California and in the Midwest experienced particular improvement. International sales accounted for 6% of the Company's net revenue in fiscal 1996 compared with 2% in fiscal 1995 and no sales in 1994. Virtually all international sales were attributable to operations in Australia acquired by the Company in November 1994.

Fiscal 1995 net revenue was $92.5 million, an increase of $12.5 million from net revenue of $79.9 million in fiscal 1994. The increase in net revenue in fiscal 1995 was due to acquisitions completed in May of 1994 and in the second fiscal quarter of 1995 and, to a lesser extent, the fact that fiscal 1995 consisted of 53 weeks versus 52 weeks in the prior fiscal year. Excluding the effect of acquisitions, the Company experienced slightly higher prices for its services which were partially offset by lower demand. Net revenue derived from public sector clients in fiscal 1995 increased by approximately 25% compared to fiscal 1994. Private sector sales were up slightly compared to fiscal 1994, reversing the trend of declining private sector sales experienced in the two years prior to fiscal 1995.

A significant portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to private sector clients. During fiscal 1997, certain of these public sector contracts will be substantially completed. The Company has been awarded certain contracts that potentially could offset revenue which will be lost under nearly completed contracts. However, if the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on previously awarded federal contracts, a material decline in revenue could result. Further, while the Company has seen improved private sector activity, management believes that this sector will be strongly influenced by general economic conditions and any congressional action regarding pending environmental regulations in the U.S. Site restoration work, which encompasses characterization through feasibility studies, design engineering, and remediation continued to represent the most significant portion of the Company's activity but was slightly lower as a percent of net revenue in fiscal 1996 compared to prior years.

Operating Income--Operating income in fiscal 1996 of $0.8 million and an operating margin of 1.0% were both lower than fiscal 1995 results. The fiscal 1996 results were negatively impacted by certain downsizing expenses including expenses of $0.4 million related to staff reductions and $1.0 million from the write-down of facility leases in the fourth quarter. Excluding those items, operating income in fiscal 1996 was lower by $2.4 million or approximately 52% compared to the prior year. Operating margin excluding downsizing charges was 2.6% compared to 5.0% in the previous fiscal year. The decline in operating income and margin primarily reflects lower revenues without a commensurate decline in operating expenses. The Company's international operations negatively impacted both operating income and margins in fiscal 1996.

Operating income in fiscal 1995 of $4.6 million and an operating margin of 5.0% were both improved from fiscal 1994 results. The fiscal 1994 results were negatively impacted by certain downsizing and reorganization expenses in the fourth quarter. Excluding the effect of those items, operating income in fiscal 1995 improved by $1.4 million or approximately 43% from the prior year with the operating margin improving from 4.0% in fiscal 1994. The fiscal 1995 operating margin improvement primarily reflected lower operating costs, which resulted from the Company's cost reduction and downsizing efforts. These efforts produced lower general expenses and a higher efficiency in staff utilization in fiscal 1995 compared to fiscal 1994. Operations acquired in May 1994 and during fiscal 1995 did not have a material impact on operating income but did negatively impact operating margins for the year.

Interest Income (Expense)--Net Interest income in 1996 of $0.8 million reflected an increase of $0.5 million from fiscal 1995 as a result of higher average cash balance and to a lesser extent higher interest rates. Net interest income in 1995 and 1994 was $0.3 million.

Income Taxes--The effective tax rate was 45.5% for fiscal 1996, and 39.5% for fiscal years 1995 and 1994. The effective tax rate in fiscal 1996 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net Income--Net income of $1.0 million in fiscal 1996 was $2.0 million lower than the prior year. The decline was primarily due to lower net revenues. Net income of $3.0 million in 1995 was $2.0 million higher than the prior year primarily due to lower operating expenses.

Net income per common share was $.20 in 1996 compared to $.62 in 1995, and $.21 in 1994. Weighted average shares outstanding were 4,851,000, 4,806,000, and 4,851,000 in 1996, 1995, and 1994, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $8.0 million in fiscal 1996 compared to $8.7 million in 1995 and $2.5 million in 1994. The decrease in cash provided by operations in fiscal 1996 compared to 1995 was primarily related to the Company's lower earnings offset by a significant improvement in the Company's collection of accounts receivable compared to a year ago. The increase in cash provided by operations in fiscal 1995 compared to fiscal 1994 was primarily related to the Company's improved earnings together with a significant improvement in the Company's collection of accounts receivable compared to fiscal 1994, and lower tax payments in fiscal 1995. The lower tax payments resulted primarily from the realization of certain deferred tax assets.

The Company currently has a $20 million line of credit with a commercial bank, at prime or LIBOR rates, that expires in October 1997. There were no borrowings under the line as of May 31, 1996, or 1995, and as such, the entire $20 million was available to the Company. Had the Company borrowed under its line in May of fiscal 1996 and 1995, the interest rate would have been 5.4% and 6.1%, respectively. In connection with an acquisition completed in May 1994, the Company borrowed $2 million under its line of credit and retired debt in a similar amount that was assumed with an acquisition. Such amount remained outstanding as of May 31, 1994, leaving $18 million available to the Company. The effective interest rate in May 1994 was 5.8%. Amounts outstanding at the end of fiscal 1994 were fully repaid by the end of the second quarter of fiscal 1995. The Company's credit agreement provides certain covenants relating to, among other things, financial performance and the maintenance of certain financial ratios. The Company was in compliance with all covenants pertaining to the credit line agreement at May 31, 1996 and 1995.

The Company invested $1.6 million and $3.1 million in the purchase of capital assets, including acquisitions, in 1996 and 1995 respectively. The Company invested $3.6 million in the purchase of capital assets, including acquisitions, in 1994.

In fiscal 1996, the Company used net cash of $0.1 million for financing activities, which primarily consisted of capital lease payments recorded in the Company's Australia operations. The Company used net cash of $1.8 million for financing activities in fiscal year 1995 and $2.2 million in 1994. The cash used in financing activities in 1995 included approximately $2.0 million for the repayment of the Company's borrowings in 1994. The Company used net cash of $2.2 million for financing activities in fiscal year 1994. The cash used in financing activities in 1994 included approximately $2.2 million for the repurchase of shares of the Company's common stock and approximately $0.3 million resulting from the net reduction in acquired debt offset by $0.3 million received from common stock sold to employees.

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

The Company believes that its available cash and cash equivalents as well as cash generated from operations and its available credit line will be sufficient to meet the Company's cash requirements for the current fiscal year. During fiscal 1997, the Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions.

Inflation

The Company's operations have not been, and in the foreseeable future are not expected to be, materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                               Years Ended May 31,
                                   1996               1995                1994
- --------------------------------------------------------------------------------

Gross revenue                   $120,708            $130,554            $115,561
Less: Cost of outside
 services                         35,053              38,099              35,617
- --------------------------------------------------------------------------------
Net revenue                       85,655              92,455              79,944
- --------------------------------------------------------------------------------
Costs and Expenses:
    Payroll and benefits          59,033              62,945              53,409
    General expenses              25,783              24,915              25,182
- --------------------------------------------------------------------------------
    Total costs and expenses      84,816              87,860              78,591
- --------------------------------------------------------------------------------
Operating income                     839               4,595               1,353
Interest income,
    net of interest expense of
    $39 in 1996, $47 in 1995 and
    $1 in 1994                       808                 312                 303
- --------------------------------------------------------------------------------
Income before provision for
    income taxes and minority
    interest                       1,647               4,907               1,656
Provision for income taxes           750               1,939                 654
Minority interest in net loss
    of subsidiaries                  (56)                 (4)                ---
- --------------------------------------------------------------------------------
Net income                     $     953              $2,972              $1,002
================================================================================
Net income per common share    $    0.20              $ 0.62             $  0.21
================================================================================
Shares used in per-share
    calculation                    4,851               4,806               4,851
================================================================================
        The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                                 May 31, 1996       May 31, 1995
- --------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                      $19,012             $12,648
     Accounts receivable,
       less allowance for doubtful accounts
       of $725 in 1996 and $802 in 1995
       and including retentions of $4,335
       in 1996 and $4,741 in 1995.                   23,355              27,540
     Unbilled work in progress,
       less allowance for amounts unbillable
       of $751 in 1996 and 1995                       4,152               6,185
     Prepaid expenses                                 1,304                 925
     Deferred income taxes                            1,474               2,235
- --------------------------------------------------------------------------------
           Total current assets                      49,297              49,533
- --------------------------------------------------------------------------------
Equipment                                            21,021              21,208
Less accumulated depreciation                       (16,677)            (16,766)
- --------------------------------------------------------------------------------
       Net equipment                                  4,344               4,442
- --------------------------------------------------------------------------------
Deposits and other assets                             6,723               6,813
- --------------------------------------------------------------------------------
           Total assets                             $60,364             $60,788
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                $2,754              $3,383
     Accrued expenses                                 5,936               5,642
     Accrued compensation                             5,086               6,518
     Income taxes payable                               ---                 621
- --------------------------------------------------------------------------------
     Total current liabilities                       13,776              16,164
- --------------------------------------------------------------------------------
Other liabilities                                     1,983               1,715
- --------------------------------------------------------------------------------
       Total liabilities                             15,759              17,879
- --------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
Minority interest in subsidiaries                       248                 224
- --------------------------------------------------------------------------------
Shareholders' Equity:
     Preferred stock--$.01 par value;
       authorized 1,000,000 shares;
       issued and outstanding--none                     ---                 ---
     Common stock--$.01 par value;
       authorized 10,000,000 shares;
       issued and outstanding 4,845,207
       in 1996, and 4,719,320 in 1995.                   48                  47
     Additional paid-in capital                      18,142              17,424
     Retained earnings                               26,167              25,214
- --------------------------------------------------------------------------------
       Total shareholders' equity                    44,357              42,685
- --------------------------------------------------------------------------------
           Total liabilities and
           shareholders' equity                     $60,364             $60,788
================================================================================
        The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)


                                                                        Total
                                               Additional               Share-
                                 Common Stock    Paid-in    Retained   holders'
                               Shares    Amount  Capital    Earnings    Equity
- --------------------------------------------------------------------------------
Balance May 31, 1993         4,808,395    $48    $18,253     $21,240    $39,541
- --------------------------------------------------------------------------------
Common stock issued
 to employees or to
 a defined contribution
 pension plan for the
 benefit of employees           95,896      1       618                     619
Shares repurchased and
  retired                     (301,500)    (3)   (2,184)                 (2,187)
Net income                                                     1,002      1,002
- --------------------------------------------------------------------------------
Balance May 31, 1994         4,602,791    $46   $16,687      $22,242    $38,975
- --------------------------------------------------------------------------------
Stock options exercised          4,000    ---         4                       4
Common stock issued to
 employees or to a defined
 contribution pension plan
 for the benefit of
 employees                     112,529      1       733                     734
Net income                                                     2,972      2,972
- --------------------------------------------------------------------------------
Balance May 31, 1995         4,719,320    $47   $17,424      $25,214    $42,685
- --------------------------------------------------------------------------------
Stock options exercised          1,000    ---         1                       1
Common stock issued to
 employees or to a defined
 contribution pension plan
 for the benefit of
 employees                     124,887      1       717                     718
Net income                                                       953        953
- --------------------------------------------------------------------------------
Balance May 31, 1996         4,845,207    $48   $18,142      $26,167    $44,357
- --------------------------------------------------------------------------------
         The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
- --------------------------------------------------------------------------------
                                                      Years Ended May 31,
                                              1996           1995         1994
- --------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                    $953         $2,972       $1,002
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization               2,522          3,264        3,957
  Deferred income tax                           670            862         (938)
 Changes in operating assets and
 liabilities:
  Net accounts receivable and unbilled
  work in progress                            6,218          3,556          190
  Prepaid expenses                             (378)           548         (618)
  Accrued compensation                       (1,433)           976          324
  Accounts payable and other liabilities        301         (2,866)        (710)
  Income taxes payable                         (621)           464         (994)
  Other, net                                   (184)        (1,067)         327
- --------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     8,048          8,709        2,540
- --------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchase of equipment, net                  (1,591)        (1,431)      (1,914)
 Investment in acquisitions,
 net of cash acquired                           ---         (1,683)      (1,688)
- --------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES        (1,591)        (3,114)      (3,602)
- --------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Proceeds from sale of common stock               2            195          286
 Repurchase of common stock                     ---            ---       (2,187)
 Proceeds from borrowings                       ---            ---        2,000
 Principal payments on capital
 lease obligations                              (95)           ---          ---
 Repayment of debt                              ---         (2,038)      (2,316)
- --------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES           (93)        (1,843)      (2,217)
- --------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                              6,364          3,752       (3,279)

Cash and cash equivalents at
beginning of year                            12,648          8,896       12,175
- --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR    $19,012        $12,648      $ 8,896
================================================================================

During fiscal 1996 the Company recorded lease obligations of $423 in connection with lease agreements to acquire vehicles and equipment.

         The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
            Notes to Consolidated Financial Statements, May 31, 1996


Note 1 - Summary of Significant Accounting Policies
- ---------------------------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition - Gross revenue is recognized as in-house labor hours are incurred on projects. It also includes the revenue from services subcontracted to third parties that will be reimbursed under terms of the Company's contracts and revenue from the utilization of certain non-labor items. Net revenue is recorded by deducting from gross revenue the cost of services subcontracted to third parties. Fixed price and cost type contract overruns or efficiencies are recognized in the period when such results are reasonably determinable.

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

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accounts which require the use of significant judgment by management include, but are not limited to, allowances for doubtful accounts and amounts unbillable and claims reserves. Actual results could differ from those estimates.

Industry Segment Information - The Company is a single segment entity providing engineering consulting services, including environmental, construction management, civil/infrastructure and geotechnical services. Approximately 6% of the Company's net revenue was recognized in foreign countries in fiscal 1996, approximately 2% in 1995 and none in 1994.

Accounting for Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which will be effective for years beginning after December 15, 1995. FAS 123 allows a company to adopt a new fair value based method or continue to measure compensation cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). The Company expects to continue to follow APB No. 25 in its fiscal 1997 financial statements but will be required to make pro forma disclosures of net income or loss as if the fair value based method had been applied.

Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations such as property, equipment and improvements and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The Company will adopt Statement 121 in the first quarter of fiscal 1997. Based on current circumstances, management does not believe the effect of such adoption will be material.

Concentrations of Credit Risk - The Company's receivables reflect its client mix, which includes a variety of industrial concerns and various agencies of the Federal Government. One client, the Department of the Army, accounted for approximately 20%, 26% and 29% of the Company's revenue in fiscal 1996, 1995 and 1994, respectively. Credit is extended based on evaluation of the client's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Fiscal Year - The Company uses a 52 - 53 week fiscal year that ends on May 31. Fiscal year 1996 was comprised of 52 weeks.

Note 2 - Borrowings
- -------------------

Bank Credit Line - The Company has a line of credit with its bank under which it can borrow amounts up to $20 million.

Under the terms of the line of credit which expires in October 1997, the Company is required, among other things, to maintain minimum working capital, current ratio and tangible net worth levels and is not to exceed a defined maximum debt to tangible net worth ratio. Borrowings under the line will be secured by certain of the Company's assets and will be at either the bank's prime rate or LIBOR at the Company's option. The interest rate at which the Company could borrow funds was 5.4%, 6.1% and 5.8% at May 31, 1996, 1995, and 1994,
respectively.

At May 31, 1996 and 1995, there were no borrowings under the Company's line of credit, and as such, the entire $20 million was available to the Company. In connection with an acquisition completed in May 1994, the Company borrowed $2 million under its line of credit and retired debt in a similar amount assumed with the acquisition. Such amount remained outstanding as of May 31, 1994, leaving $18 million available to the Company. Amounts outstanding at the end of fiscal 1994 were fully repaid by the end of the second quarter of fiscal 1995.

At May 31, 1996, 1995 and 1994, the Company was in compliance with all debt covenants relating to its credit agreements. The credit facility was renewed in October 1995 under substantially the same terms and conditions as its previous facility.

Interest paid by the Company was $39,000, $52,000 and $1,000 in fiscal years 1996, 1995, and 1994.

Note 3 - Valuation and Qualifying Accounts
- ------------------------------------------

The activity for the past three fiscal years in the allowance for doubtful accounts, which is deducted from accounts receivable, and the allowance for amounts unbillable, which is deducted from unbilled work in progress, is as follows (in thousands):

- --------------------------------------------------------------------------------
                                                          Write-offs
                                                              of
                                   Balance at   Charged     Uncol-    Balance
                                    Beginning     to       lectable    at End
Description                         of Period   Expense    Accounts   of Period
- --------------------------------------------------------------------------------
Year ended May 31, 1996
 Allowance for doubtful accounts     $   802     $   68     $(145)     $   725
 Allowance for amounts unbillable        751        ---       ---          751
Year ended May 31, 1995
 Allowance for doubtful accounts      $1,303      $ 154     $(655)     $   802
 Allowance for amounts unbillable        751        ---       ---          751
Year ended May 31, 1994
 Allowance for doubtful accounts      $1,407     $   82     $(186)      $1,303
 Allowance for amounts unbillable        801        ---       (50)         751

Note 4 - Income Taxes
- ---------------------

The provision for income tax consists of the following (in thousands):

- --------------------------------------------------------------------------------
                                                    Years Ended May 31,
                                            1996           1995            1994
- --------------------------------------------------------------------------------
Current:
      Federal                              $  (4)        $  964          $1,496
      Foreign                                 78            ---             ---
      State & Local                            6            150              96
- --------------------------------------------------------------------------------
                                              80          1,114           1,592
- --------------------------------------------------------------------------------
Deferred:
      Federal                                639            655            (938)
      Foreign                                (56)           ---             ---
      State & Local                           87            170             ---
- --------------------------------------------------------------------------------
                                             670            825            (938)
- --------------------------------------------------------------------------------
      TOTAL                               $  750         $1,939          $  654
================================================================================

Income (loss) before provision for income taxes and minority interest is as follows (in thousands):
- --------------------------------------------------------------------------------
                                                    Years Ended May 31,
                                            1996           1995            1994
- --------------------------------------------------------------------------------
Domestic                                  $1,808         $5,073          $1,656
Foreign                                     (161)          (166)            ---
- --------------------------------------------------------------------------------
     TOTAL                                $1,647         $4,907          $1,656
================================================================================

     A reconciliation between the statutory federal income tax rate and the effective income tax rates is as follows:
- --------------------------------------------------------------------------------
                                                      Years  Ended May 31,
                                            1996           1995            1994
- --------------------------------------------------------------------------------
Statutory federal income tax rate           34.0%          34.0%           34.0%
State and local income taxes, net of
     federal tax benefits                    6.8            5.5             5.5
Foreign taxes                                5.1            ---             ---
Tax exempt interest                         (6.5)          (0.7)           (2.0)
Goodwill amortization                        1.6            0.5             1.6
Other, net                                   4.5            0.2             0.4
- --------------------------------------------------------------------------------
Effective income tax rates                  45.5%          39.5%           39.5%
================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):
- --------------------------------------------------------------------------------
                                                          Years Ended May 31,
                                                       1996                1995
- --------------------------------------------------------------------------------
Deferred Tax Liabilities:
    Prepaid expenses                                   $(95)               $(77)
    Deferred revenue                                   (817)                ---
    Deferred state taxes                               (378)               (284)
- --------------------------------------------------------------------------------
Total Deferred Tax Liabilities                       (1,290)               (361)
- --------------------------------------------------------------------------------
Deferred Tax Assets:
    Allowances for doubtful accounts
      and amounts unbillable                            575                 610
    Depreciation and amortization of intangibles        534                 575
    Employee benefits                                 1,678               1,490
    Interest on tax audit                               ---                  74
    Claims reserves                                   1,030                 958
    Rental inducements                                  316                 310
    Other, net                                          475                 332
- --------------------------------------------------------------------------------
Total Deferred Tax Assets                             4,608               4,349
- --------------------------------------------------------------------------------
Net Deferred Assets                                  $3,318              $3,988
================================================================================

The Company recorded no valuation allowance related to deferred taxes at May 31, 1996 and 1995. Management believes that the Company will be able to realize the recorded balance of the net deferred tax assets through future taxable income.

Income taxes paid were as follows (in thousands):

                                1996                             $1,069
                                1995                                521
                                1994                              2,449

Note 5 - Deposits and Other Assets
- ----------------------------------

Deposits and other assets consist of the following (in thousands):
- --------------------------------------------------------------------------------
                                                           May 31,
                                                1996                       1995
- --------------------------------------------------------------------------------

Goodwill and other intangibles, net of
  accumulated amortization of $2,478 in 1996
  and $2,069 in 1995                           $4,189                    $4,570
Deferred income taxes                           1,844                     1,753
Deposits and other                                690                       490
- --------------------------------------------------------------------------------
Total                                          $6,723                    $6,813
================================================================================

Note 6 - Other Liabilities
- --------------------------

Other liabilities consist of the following (in thousands):
- --------------------------------------------------------------------------------
                                                            May 31,
                                                1996                       1995
- --------------------------------------------------------------------------------

Claims reserves                                $1,736                    $1,564
Other liabilities                                 ---                       151
Long-term portion of capital
  lease obligations                               247                       ---
- --------------------------------------------------------------------------------
  Total                                        $1,983                    $1,715
================================================================================

Note 7 - Defined Contribution Pension Plan
- ------------------------------------------

The Company has a defined contribution pension plan that covers substantially all of its employees. The Company's contributions to the plan are discretionary and may be in the form of cash payments or the Company's common stock. The amounts charged to operations for this plan were $633,000 for 1996, $739,000 for 1995, and $450,000 for 1994. The contributions for 1996, 1995 and 1994 were made in the form of the Company's common stock.

Note 8 - Acquisitions
- ---------------------

The Company did not make any acquisitions in fiscal 1996.

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

The acquisitions completed in fiscal 1995, and 1994 were not material to the Company's operations or financial position either individually or in the aggregate in the year acquired.

Note 9 - Common Stock
- ---------------------

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

     Under the Company's stock option plans, 648,625 options were exercisable at May 31, 1996 at exercise prices ranging from $1.00 to $14.30.
- --------------------------------------------------------------------------------
                               Reserved           Optioned Shares
                                 but         Number              Range of
                              Unoptioned       of                Exercise
                                Shares       Shares               Prices
- --------------------------------------------------------------------------------
BALANCE MAY 31, 1993           532,750       843,750         $1.00       $15.25
- --------------------------------------------------------------------------------
Shares reserved                      0
Options granted               (397,000)      397,000          6.50        9.125
Options cancelled              111,000      (111,000)         7.00        15.25
Options exercised                    0             0
- -------------------------------------------------------------------------------
BALANCE MAY 31, 1994           246,750     1,129,750         $1.00       $15.25
- --------------------------------------------------------------------------------
Shares reserved                      0
Options granted               (167,000)      167,000          5.50         7.25
Options cancelled              259,500      (259,500)         5.50        15.25
Options exercised                    0        (4,000)         1.00         1.00
- --------------------------------------------------------------------------------
BALANCE MAY 31, 1995           339,250     1,033,250         $1.00       $14.30
- --------------------------------------------------------------------------------
Shares reserved                      0
Options granted                (57,000)       57,000          5.88         6.88
Options cancelled               79,250       (79,250)         5.50        14.13
Options exercised                    0        (1,000)         1.00         1.00
- --------------------------------------------------------------------------------
BALANCE MAY 31, 1996           361,500     1,010,000          1.00        14.30
- --------------------------------------------------------------------------------

Employee  Stock  Purchase Plan - The 1991 Employee Stock Purchase Plan (the 1991
Plan) was approved by the Company's Board of Directors and Shareholders. A total of 150,000 shares of the Company's common stock had been originally reserved for issuance pursuant to this plan at a price which is 85% of the stock's fair market value, of which 149,432 shares have been purchased through fiscal 1996. In November 1995 the Company's Shareholders approved an amendment authorizing an additional 100,000 shares under the 1991 Plan; no shares had been issued against this additional 100,000 shares as of May 31, 1996.

1995 Executive Stock Incentive Plan - In November 1995, the Company's Shareholders approved a stock incentive plan which reserved 200,000 shares of Common Stock of the Company to be awarded to selected executives of the Company in lieu of regular or bonus compensation or in addition to regular or bonus compensation. No shares were issued under this plan as of May 31, 1996.

Note 10 - Commitments and Contingencies
- ---------------------------------------

The Company leases certain premises under operating lease agreements, and equipment under operating lease and capital lease agreements.

Equipment balances under capitalized lease arrangements net of accumulated depreciation at May 31, 1996 amounted to $325.

Future minimum commitments under leasing arrangements at May 31,1996 were as follows (in thousands):



     1997                                          $113                $ 4,620
     1998                                           134                  3,334
     1999                                           117                  2,302
     2000                                            28                  1,711
     2001 and thereafter                             --                  4,358
                                                   ----                -------
Minimum commitments                                 392                $16,325
                                                                       =======
Less amounts representing interest                   64
Present value of minimum lease obligations          328
Less current portion of lease obligation
  included in accrued expenses                       81
                                                   ----
Long term lease obligations included in
  other liabilities at May 31,1996                 $247
                                                  =====

Rental expense was $5.6 million in 1996, $5.5 million in 1995 and $5.1 million in 1994. Lease terms expire between June 1996 and October 2004. Most leases contain a renewal option at fair market value.

The Company has a substantial number of U.S. Government contracts, under which the costs are subject to audit. Management believes that the effect of disallowed costs, if any, will not have a material adverse effect on the financial position of the Company.

On May 19, 1995 the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc. a wholly owned subsidiary of Harding Associates, Inc., vs. Bailey Site Settlors Committee, an unincorporated association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, lawsuits were filed against the Company in Federal District Court, Jefferson County, Texas and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs. Harding Lawson Associates. The suit seeks monetary damages in the amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. The suits filed in Jefferson and Orange Counties have been dismissed or stayed. Subsequently, a counterclaim containing similar allegations was filed against the Company in the Harris County suit. The Company believes it has meritorious defenses to these allegations. The Company is currently subject to certain other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits and in the aggregate such claims will not have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

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

Note 11 - Selected Quarterly Financial Data (Unaudited)
- -------------------------------------------------------

The Company's fiscal quarters end on August 31, November 30, February 28, and May 31. Selected quarterly financial data for fiscal 1996 and 1995 are summarized as follows (in thousands, except per share data):

                                 Quarterly Data
- --------------------------------------------------------------------------------
                                   First      Second       Third        Fourth
                                  Quarter     Quarter     Quarter       Quarter
- --------------------------------------------------------------------------------
YEAR ENDED MAY 31, 1996
Net revenue                      $22,708      $22,701      $20,237      $20,009
Operating income (loss)            1,356        1,375         (163)      (1,729)
Net income (loss)                    935          959           79       (1,020)
Net income (loss) per
 common share                    $  0.19      $  0.20      $  0.02      $ (0.21)
Weighted average shares
 outstanding                       4,804        4,871        4,866        4,865
- --------------------------------------------------------------------------------
YEAR ENDED MAY 31, 1995
Net revenue                      $23,011      $24,099      $22,169      $23,176
Operating income                   1,452        1,450          536        1,157
Net income                           890          908          376          798
Net income  per common share     $  0.18      $  0.19      $  0.08      $  0.17
Weighted average shares
 outstanding                       4,824        4,793        4,804        4,804
- --------------------------------------------------------------------------------

The Company recorded $1.4 million in expenses in the fourth quarter of fiscal 1996 associated with downsizing of certain operations.

                Report of Ernst & Young LLP, Independent Auditors


Shareholders and Board of Directors
Harding Lawson Associates Group, Inc.
Novato, California


We have audited the accompanying consolidated balance sheets of Harding Lawson Associates Group, Inc. as of May 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harding Lawson AssociatesGroup, Inc. at May 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.




                                                          /s/ Ernst & Young LLP

San Francisco, California
July 2, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Proposal No. 1: Election of Directors" under the sections entitled "General," "Security Ownership of Management," "The Directors", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 1996, which is to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference.

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

Consolidated Balance Sheets, May 31, 1996 and 1995

Consolidated  Statements of Income for the years ended May 31, 1996,  1995,  and
1994

Consolidated Statements of Shareholders' Equity for the years ended May 31, 1996, 1995, and 1994

Consolidated Statements of Cash Flows for the years ended May 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

  Report of Independent Auditors

     (ii)         Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (iii)         Exhibits

         All of the Exhibits listed below, other than those marked with an asterisk, were filed as Exhibits to (a) the Company's Registration Statement on Form S-1 (Registration No. 33-15852), as filed with the Securities and Exchange Commission (the "Commission") on July 16, 1987 (the Registration Statement) and subsequently amended on August 14, 18, and 19, 1988, (b) the Company's 1988 Annual Report on Form 10-K, as filed with the Commission on August 28, 1988, or
(c) the Company's 1994 Annual Report on Form 10-K, as filed with the Commission on August 25, 1994, and are incorporated herein by reference. Exhibits marked with a single asterisk are attached as Exhibits to this Annual Report.

     3.1 Restated Certificate of Incorporation of the Company, incorporated by reference from amendment No. 1 to the Company's Registration Statement on Form S-1 under the 1933 Act, Registration No. 33-15852, which was filed with the Commission on August 14, 1987 ("Amendment No. 1"), where it appears as Exhibit 3(a) thereto.

     3.2* Amendment  to  Restated  Certificate  of  Incorporation  changing  the
          Company's name from Harding Associates, Inc. to Harding Lawson Associates Group, Inc.

     3.3 Bylaws of the Company, incorporated by reference from Amendment No. 1, where they appear as Exhibit 3(c) thereto.

10.1@ Harding Lawson Associates Group, Inc. 1987 Stock Option Plan, incorporated by reference from the Company's 1988 Annual Report on Form 10-K, as filed with the Commission on August 28, 1988 ("1988 Form 10-K"), where it appears as Exhibit 4(b) thereto.

10.2@ Harding Lawson Associates Group, Inc. revised 1988 Stock Option and Restricted Stock Option Plan incorporated by reference from the Company's 1994 Annual Report on Form 10-K, as filed with the Commission on August 25, 1994 ("1994 Form 10-K"), where it appears as
          Exhibit 10.2 thereto.

10.3* Amendment to the Harding Lawson Associates Group, Inc. 1991 Employee Stock Purchase Plan.

10.4@ Amendment to the Non-Qualified Deferred Compensation Plan of the Company (formerly referred to as the Non-Qualified Deferred Bonus Plan
          II) incorporated by reference from the Company's 1995 Annual Report on Form 10-K, as filed with the Commission on August 25, 1995 ("1995 Form 10-K"), where it appears as Exhibit 10.7 thereto.

10.5@ Employment Agreement between the Company and Donald L. Schreuder dated June 29, 1994, incorporated by reference from the Company's 1994 Form 10-K.

10.6@ Form of Directors' and Officers' Indemnification Agreements, incorporated by reference from the Registration Statement where it appears as Exhibit 10(a) thereto.

10.7 Insurance policy issued to the Company by American International Specialty Lines Insurance Company for the period May 1, 1994 to June 30, 1995, incorporated by reference from the 1994 Form 10-K, where it appears as Exhibit 10.11 thereto.

 10.8*    Line of credit agreement with Wells Fargo
          Bank, N.A. dated October 31, 1995. 10.9*@ 1995 Executive Stock Incentive Plan approved by the Company's Shareholders in November 1995. 11.* Computation of Per Share Earnings. 21.* Subsidiaries of the Registrant.

23.*      Consent of Ernst and Young. 27.* Financial Data Schedule.

*   Exhibits are attached to this Annual Report.

@ Management contracts and compensatory plans or arrangements required to be filed as Exhibits in compliance with Item 14(a)(3).

The Company will provide a copy of any exhibit upon request and payment of the Company's reasonable expenses of furnishing such exhibit.

(b)      Reports on Form 8-K

         Date of Report             Item Reported

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  August 29, 1996                 By: /s/ Donald L. Schreuder
                                       Donald L. Schreuder
                                       President and Chief Executive Officer




Date:  August 29, 1996                 By: /s/ Gregory A. Thornton
                                       Gregory A. Thornton
                                      Vice President and Chief Financial Officer
                                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ James M. Edgar                Director                     8-25-96
James M. Edgar



/s/ Donald K. Stager              Director                     8-28-96
Donald K. Stager



/s/ Richard S. Harding            Director and Chairman        8-21-96
Richard S. Harding                 Emeritus



                                  Director
Adm. Stuart F. Platt (Ret.)



/s/ Richard D. Puntillo           Chairman of the Board         8-28-96
Richard D. Puntillo



/s/ Donald L. Schreuder           President, Chief Executive    8-29-96
Donald L. Schreuder                  Officer and Director



/s/ Barton W. Shackelford         Director                      8-28-96
Barton W. Shackelford

                                Index to Exhibits



  Exhibit No.                                   Exhibit

      3.2 Amendment to Restated Certificate of Incorporation changing the Company's name from Harding Associates, Inc. to Harding Lawson Associates Group, Inc.

     10.3 Amendments to the Harding Lawson Associates Group, Inc. 1991 Employee Stock Purchase Plan.

     10.8 Line of credit agreement with Wells Fargo Bank, N.A. dated October 31, 1995.

     10.9 1995 Executive Stock Incentive Plan approved by the Company's shareholders in November 1995.

     11.                   Computation of Per Share Earnings.

     21.                   Subsidiaries of the Registrant.

     23.                   Consent of Ernst and Young.

     27.                   Financial Data Schedule (Electronic filing only)