Form 10-Q
period 1996-08-31
HARDING ASSOCIATES INC
filed 1996-10-15
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----
            Exchange Act of 1934

            For the quarterly period ended August 31, 1996 or

  ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from         to
                                           -------    --------
                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     68-0132062
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

    7655 Redwood Boulevard
      Novato, California                                   94945
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---
At October 9, 1996 the registrant had issued and outstanding an aggregate of 4,986,960 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                           Page

PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

     Condensed Consolidated Balance Sheets -
     August 31, 1996 (Unaudited) and May 31, 1996............................3

     Condensed Consolidated Statements of Income -
     Three Months Ended August 31, 1996
     and August 31, 1995 (Unaudited).........................................4

     Condensed Consolidated Statements of Cash Flows -
     Three Months Ended August 31, 1996 and
     August 31, 1995 (Unaudited).............................................5

     Notes to Condensed Consolidated Financial Statements
     August 31, 1996 (Unaudited).............................................6

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................7

PART II.    OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K..............................10

SIGNATURES..................................................................11

INDEX TO EXHIBITS...........................................................12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                        August 31, 1996          May 31, 1996
------------------------------------------------------------------------------
                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents            $16,133                   $19,012
     Accounts receivable                   26,096                    24,080
     Unbilled work in progress              8,646                     4,903
     Less allowances for receivables and
         unbilled work                     (1,404)                   (1,476)
     Prepaid expenses                       2,057                     1,304
     Deferred income taxes                  1,387                     1,474
---------------------------------------------------------------------------
         Total current assets              52,915                    49,297
---------------------------------------------------------------------------
     Equipment                             21,537                    21,021
     Less accumulated depreciation        (17,126)                  (16,677)
----------------------------------------------------------------------------
         Net equipment                      4,411                     4,344
---------------------------------------------------------------------------
Deposits and other assets                   6,692                     6,723
---------------------------------------------------------------------------
         Total assets                     $64,018                   $60,364
===========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                     $ 6,015                   $ 2,754
     Accrued expenses                       4,735                     5,936
     Accrued compensation                   5,210                     5,086
     Income taxes payable                     205                       ---
---------------------------------------------------------------------------
         Total current liabilities         16,165                    13,776
---------------------------------------------------------------------------
Other liabilities                           2,241                     1,983
---------------------------------------------------------------------------
         Total liabilities                 18,406                    15,759
---------------------------------------------------------------------------
Commitments and Contingencies                 ---                       ---
Minority interest in subsidiaries             303                       248
---------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01  par value;
         authorized shares 10,000,000;
         issued and outstanding--
         4,986,960 and 4,845,207 at
         August 31, 1996 and May 31,
         1996, respectively                    50                        48
     Additional paid-in capital            18,866                    18,142
     Retained earnings                     26,393                    26,167
---------------------------------------------------------------------------
         Total shareholders' equity        45,309                    44,357
---------------------------------------------------------------------------
              Total liabilities and
              shareholders' equity        $64,018                   $60,364
===========================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                              Three Months Ended August 31,
                                             1996                      1995

Gross revenue                              $30,944                   $31,748
Less:  Cost of outside services              9,965                     9,040
----------------------------------------------------------------------------

Net revenue                                 20,979                    22,708
----------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                   14,787                    15,310
     General expenses                        5,888                     6,042
----------------------------------------------------------------------------

     Total costs and expenses               20,675                    21,352
----------------------------------------------------------------------------

Operating income                               304                     1,356
Interest in loss of unconsolidated
     subsidiary                                (53)                      ---
Interest income, net                           184                       176
----------------------------------------------------------------------------

Income before provision for income
     taxes and minority interest               435                     1,532

Provision for income taxes                     205                       602

Minority interest                                4                        (5)
----------------------------------------------------------------------------

Net income                                $    226                   $   935
============================================================================

Net income per common share               $   0.05                   $  0.19
============================================================================

Shares used in per share calculation         4,920                     4,804
============================================================================
   The accompanying notes are an integral part of these financial statements.
                                      -4-

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                Three Months Ended August 31,
                                               1996                       1995
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                 $  226                    $  935
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
      Depreciation and amortization             624                       606
      Net increase in current assets         (6,486)                     (837)
      Net increase (decrease) in current
      liabilities                             3,054                      (788)
      Other, net                                305                       146
--------------------------------------------------------------------------------

      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                   (2,277)                       62
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of equipment, net                   (649)                     (457)
--------------------------------------------------------------------------------

      NET CASH USED IN INVESTING ACTIVITIES    (649)                     (457)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from sale of stock                    58                       ---
  Principal payments on capital lease
  obligations                                   (11)                      ---
--------------------------------------------------------------------------------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                       47                       ---
--------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS    (2,879)                     (395)

  Cash and cash equivalents at
  beginning of period                        19,012                    12,648
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                            $16,133                   $12,253
================================================================================
   The accompanying notes are an integral part of these financial statements.
                                      -5-

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

August 31, 1996

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996. Reclassification of certain balances for the fiscal year ended May 31, 1996 have been made to conform to the August 31, 1996 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

On May 19, 1995, the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc., a wholly owned subsidiary of Harding Associates, Inc. vs. Bailey Site Settlors Committee, an unincorporated association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, lawsuits were filed against the Company in Federal District Court, Jefferson County, Texas, and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs. Harding Lawson Associates. The suits seek monetary damages in the amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. The suits filed in Jefferson and Orange counties have been dismissed or stayed. Subsequently, a counterclaim containing similar allegations was filed against the Company in the Harris County suit. The Company believes it has meritorious defenses to these allegations. The Company is currently subject to certain other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the possibility of the Company's making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
(In thousands, except share data)

The following table sets forth, for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                     Percentage of
                                      Net Revenue
                                    For Three Months              Percentage
                                    Ended August 31,         Increase/(Decrease)

                                 1996             1995
                                 ----             ----

Net revenue                     100.0%           100.0%             (7.6)%
Costs and expenses
     Payroll and benefits        70.4             67.4              (3.4)
     General expenses            28.1             26.6              (2.6)
Operating income/margin           1.5              6.0             (77.6)
Interest income, net and
  interest in loss of
  unconsolidated subsidiary       0.6              0.7             (25.5)
Income before income taxes
     and minority interest        2.1              6.7             (71.6)
Provision for income taxes        1.0              2.6             (65.9)
Net income                        1.1              4.1             (75.8)



First Quarter Comparison for Fiscal Years 1996 and 1995

Net revenue for the fiscal quarter ended August 31, 1996 totaled $20,979, a decrease of 7.6 percent from net revenue of $22,708 for the first quarter of the prior fiscal year. The decline in net revenue for the quarter ended August 31, 1996 was primarily due to a 24 percent decline in federal net revenue, partially offset by a 50 percent increase in international net revenue. Excluding international, the decrease in net revenue was due to lower demand for the Company's services while prices were essentially unchanged compared to the same period in the prior fiscal year. Sales of services to all public sector clients decreased by approximately 14 percent from the same period in the prior year. Overall, net revenue from public sector clients accounted for 43 percent of total net revenue compared to 47 percent in the prior year. Net revenue from domestic industrial sector clients, while improved from the prior fiscal quarter, was 3 percent lower than in the first quarter of the prior fiscal year. International net revenue for the fiscal quarter ended August 31, 1996 was $1,607 or 8 percent of total net revenue compared to $1,074 or 5 percent of total net revenue in the same quarter of the prior fiscal year.

A significant portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to industrial sector clients. During fiscal 1997, certain of these public sector contracts will be substantially completed. The Company has been awarded certain contracts that potentially could offset revenue which has and will be lost under nearly completed contracts. However, if the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on these or previously awarded federal contracts, a material decline in revenue could result. Further, management believes that the outlook for the industrial sector is uncertain and will continue to be strongly influenced by general economic conditions and any congressional action on pending environmental regulations.

Operating income amounted to $304, a decrease of 77.6 percent from $1,356 for the same period in fiscal 1996. Operating margin decreased to 1.5 percent of net revenue in the current quarter compared to 6.0 percent in the first quarter of fiscal 1996. While the Company continued to lower its operating costs, such reductions were not sufficient to offset the effect of lower net revenue discussed above. Management is continuing its efforts to better align the Company's cost structure with current revenue levels.

Interest income for the first quarter of fiscal 1997 was $194 before interest expense of $10 compared to interest income of $177 before interest expense of $1 for the first quarter of the prior fiscal year. Net interest income was higher due to the Company's increased cash position which resulted in higher balances of invested cash, and to a lesser extent, improved interest rates.

At the end of the prior fiscal year, the Company invested in the start-up of a limited liability company, Integrated Software Systems, LLC which specializes in software for the mining industry. The minority position in this entity is accounted for using the equity method. The Company's portion of the first quarter loss for this investment was $53.

The effective tax rate was 47.2 percent for the first quarter of fiscal 1997 and was 39.3 percent in the first quarter of the prior year. The effective tax rate in fiscal 1997 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net income for the quarter was $226 compared with $935 in the first quarter of 1996, a decrease of 75.8 percent. Earnings per share were $0.05 on 4,920,000 weighted average shares outstanding compared to $0.19 per share on 4,804,000 weighted average shares outstanding in the same period last year.

Liquidity and Capital Resources

For the three months ended August 31, 1996, net cash used in operations was $2,277 compared to net cash provided by operations of $62 for the same period last year. The increase in cash used in operations was primarily due to an increase in the Company's receivables partially offset by an increase in trade payables in the current fiscal year. The increase in receivables primarily reflects a significant increase in first quarter fiscal 1997 gross revenue over the prior fiscal quarter compared to the prior year when gross revenue was relatively flat from the fourth to first quarter.

The Company made capital expenditures of $649 in the first three months of fiscal 1997 compared to capital expenditures of $457 in the first three months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those incurred in the prior fiscal year.
                                      -8-

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company is provided a $5 million per occurrence professional liability policy and a $5 million per occurrence contractor's pollution insurance policy through an unrelated, rated carrier. The Company also maintains general liability insurance policy with an unrelated, rated carrier.

At August 31, 1996, the Company had cash on hand and cash equivalents of $16,133. The Company has a $20 million revolving credit line agreement which expires in October 1997. At August 31, 1996 and 1995, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at 5.4 percent at August 31, 1996, and at 5.4 percent at May 31, 1996. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Board of Directors' of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time over the next 18 months, for the purpose of funding the Company's various employee stock programs. To date, no repurchases have been made under this authorization.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended August 31, 1996:

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



                                           HARDING LAWSON ASSOCIATES GROUP, INC.



Date: 10-11-96                             /s/ Donald L. Schreuder
                                           Donald L. Schreuder
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: 10-11-96                              /s/ Gregory A. Thornton
                                            Gregory A. Thornton
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX


    Exhibit No.

        11                 Computation of Per Share Earnings

        27                 Financial Data Schedule