Form 10-Q
period 1996-11-30
HARDING LAWSON ASSOCIATES GROUP INC
filed 1997-01-13
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X     Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the Securities
 -----   Exchange Act of 1934

         For the quarterly period ended November 30, 1996 or

 ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from            to
                                        ----------    ---------
                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        68-0132062
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    7655 Redwood Boulevard
      Novato, California                                     94945
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code: (415) 892-0821


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---
At January 8, 1997 the registrant had issued and outstanding an aggregate of 4,963,769 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                           Page

PART I.   FINANCIAL INFORMATION

  Item 1.     Financial Statements

       Condensed Consolidated Balance Sheets -
       November 30, 1996 (Unaudited) and
       May 31, 1996...........................................................3

       Condensed Consolidated Statements of Income -
       Three and Six Months Ended November 30, 1996 and
       November 30, 1995 (Unaudited)..........................................4

       Condensed Consolidated Statements of Cash Flows -
       Six Months Ended November 30, 1996 and
       November 30, 1995 (Unaudited)..........................................5

       Notes to Condensed Consolidated Financial Statements
       November 30, 1996 (Unaudited)..........................................6

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................7

PART II. OTHER INFORMATION

 Item 4.      Submission of Matters to a Vote of Security Holders............11

 Item 6.      Exhibits and Reports on Form 8-K...............................12

SIGNATURES...................................................................13

INDEX TO EXHIBITS............................................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                              November 30, 1996    May 31, 1996
--------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                     $16,800              $19,012
     Accounts receivable                            28,358               24,080
     Unbilled work in progress                       7,787                4,903
     Less allowances for receivables and
         unbilled work                              (1,397)              (1,476)
     Prepaid expenses                                1,769                1,304
     Deferred income taxes                           1,339                1,474
--------------------------------------------------------------------------------
         Total current assets                       54,656               49,297
--------------------------------------------------------------------------------
     Equipment                                      21,784               21,021
     Less accumulated depreciation                 (17,380)             (16,677)
--------------------------------------------------------------------------------
         Net equipment                               4,404                4,344
--------------------------------------------------------------------------------
Deposits and other assets                            6,744                6,723
--------------------------------------------------------------------------------
         Total assets                              $65,804              $60,364
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $5,092               $2,754
     Accrued expenses                                4,981                5,936
     Accrued compensation                            6,329                5,086
     Income taxes payable                              718                  ---
--------------------------------------------------------------------------------
         Total current liabilities                  17,120               13,776
Other liabilities                                    2,457                1,983
--------------------------------------------------------------------------------
         Total liabilities                          19,577               15,759
--------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                      325                  248
--------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01  par value;
         authorized  shares  10,000,000;
         issued and outstanding--4,963,769
         and 4,845,207 at November 30, 1996
         and May 31, 1996, respectively                 50                   48
     Additional paid-in capital                     18,709               18,142
     Retained earnings                              27,143               26,167
--------------------------------------------------------------------------------
         Total shareholders' equity                 45,902               44,357
--------------------------------------------------------------------------------
              Total liabilities and
              shareholders' equity                 $65,804              $60,364
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                      Three Months Ended      Six Months Ended
                                         November 30,            November 30,
                                       1996        1995        1996       1995
--------------------------------------------------------------------------------

Gross revenue                        $32,286     $35,554     $63,230    $67,302
Less:  Cost of outside services       11,004      12,853      20,969     21,893
--------------------------------------------------------------------------------

Net revenue                           21,282      22,701      42,261     45,409
--------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits             14,220      15,044      29,007     30,354
     General expenses                  5,832       6,282      11,720     12,324
--------------------------------------------------------------------------------

     Total costs and expenses         20,052      21,326      40,727     42,678
--------------------------------------------------------------------------------

Operating income                       1,230       1,375       1,534      2,731
Interest in loss of unconsolidated
 subsidiaries                            (57)        ---        (110)       ---
Interest income, net                     157         194         341        370
--------------------------------------------------------------------------------

Income before provision for income
 taxes and minority interest           1,330       1,569       1,765      3,101

Provision for income taxes               558         621         763      1,223

Minority interest                         22         (11)         26        (16)
--------------------------------------------------------------------------------

Net income                           $   750    $    959    $    976    $ 1,894
================================================================================

Net income per common share          $  0.15     $  0.20     $  0.20    $  0.39
================================================================================

Shares used in per share
 calculation                           4,996       4,871       4,958      4,837
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                 Six Months Ended November 30,
                                                 1996                    1995

OPERATING ACTIVITIES
  Net income                                    $  976                  $1,894
  Adjustments to reconcile net income
  to net cash  provided  by (used in)
  operating activities:
    Depreciation and amortization                1,267                   1,236
    Net increase in current assets              (7,560)                 (1,215)
    Net increase in current liabilities          4,009                     158
    Other increase                                 346                     153
--------------------------------------------------------------------------------

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                          (962)                  2,226
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Net purchase of equipment                     (1,109)                 (1,043)
--------------------------------------------------------------------------------

    NET CASH USED IN
    INVESTING ACTIVITIES                        (1,109)                 (1,043)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                58                      --
  Repurchase of common stock                      (159)                     --
  Principal payments on capital lease
    obligations                                    (40)                     --
--------------------------------------------------------------------------------

    NET CASH USED IN
    FINANCING ACTIVITIES                          (141)                     --
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                            (2,212)                  1,183

  Cash and cash equivalents at
    beginning of period                         19,012                  12,648
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                               $16,800                 $13,831
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

November 30, 1996

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc., formerly Harding Associates, Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1996. Reclassification of certain balances for the fiscal year ended May 31, 1996 have been made to conform to the November 30, 1996 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

On May 19, 1995, the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc., a wholly owned subsidiary of Harding Associates, Inc., vs. Bailey Site Settlors Committee, an unincorporated association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, lawsuits were filed against the Company in Federal District Court, Jefferson County, Texas, and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs. Harding Lawson Associates. The suits sought monetary damages in the amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. The suits filed in Jefferson and Orange counties have been dismissed or stayed. Subsequently, a counterclaim containing similar allegations was filed against the Company in the Harris County suit. The Company believes it has meritorious defenses to these allegations. The Company is currently subject to certain other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the anticipation that capital expenditures will be approximately the same as in fiscal 1996, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
---------------------
(In thousands, except share data)

The following table sets forth, for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenue, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.


                             Percentage of Net Revenue            Percentage
                          Three Mos Ended   Six Mos Ended         (Decrease)
                            November 30,     November 30,        November 30,
                                                             Three Mos   Six Mos
                                                                1996       1996
                           1996     1995     1996    1995     vs 1995    vs 1995
                           ----     ----     ----    ----    ---------   -------

Net revenue               100.0%   100.0%   100.0%   100.0%    (6.3%)    (6.9%)
Costs and expenses
  Payroll and benefits     66.8     66.3     68.7     66.9     (5.5)     (4.4)
  General expenses         27.4     27.7     27.7     27.1     (7.1)     (4.9)
Operating income/margin     5.8      6.0      3.6      6.0    (10.5)    (43.8)
Interest income, net and
  interest in loss of uncon-
  solidated subsidiaries     .4       .9       .6       .8    (48.5)    (37.6)
Income before income taxes
  and minority interest     6.2      6.9      4.2      6.8    (15.2)    (43.1)
Provision for income taxes
  and minority interest     2.7      2.7      1.9      2.7     (4.9)    (34.6)
Net income                  3.5      4.2      2.3      4.1    (21.8)    (48.5)


Second Quarter Comparison for Fiscal Years 1997 and 1996
--------------------------------------------------------

Net revenue for the fiscal quarter ended November 30, 1996 totaled $21,282, a decrease of 6.3 percent from net revenue of $22,701 for the second quarter of the prior fiscal year. The decline in net revenue for the quarter ended November 30, 1996 was primarily due to a 29 percent decline in net revenue from federal contracts, partially offset by a 49 percent increase in net revenue from international operations. Sales of services to all public sector clients decreased by approximately 18 percent from the same period in the prior year. Overall, net revenue from public sector clients accounted for 43 percent of total net revenue compared to 48 percent in the prior year. Net revenue from domestic industrial sector clients, while virtually unchanged from the prior fiscal quarter, was 5 percent lower than in the second quarter of the prior fiscal year. Excluding international, the decrease in net revenue was due to lower demand for the Company's services while prices were essentially unchanged compared to the same period in the prior fiscal year. International net revenue for the fiscal quarter ended November 30, 1996 was $1,700 or 8 percent of total net revenue compared to $1,138 or 5 percent of total net revenue in the same quarter of the prior fiscal year.

A significant portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to private sector clients. During fiscal 1997, certain of these public sector contracts will be substantially completed. The Company has been awarded certain contracts that could potentially offset revenue which has and will be lost under nearly completed contracts. However, if the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on these or previously awarded federal contracts, a material decline in revenue could result. Further, management believes that the outlook for the industrial sector is uncertain and will continue to be strongly influenced by general economic conditions and any congressional action on pending environmental regulations.

Operating income amounted to $1,230, a decrease of 10.5 percent from $1,375 for the same period in fiscal 1996. Operating margin decreased to 5.8 percent of net revenue in the current quarter compared to 6.0 percent in the second quarter of fiscal 1996. While the Company continued to lower its operating costs, such reductions were not sufficient to offset the effect of lower net revenue discussed above. Management is continuing efforts to better align the Company's cost structure with current revenue levels.

Net interest income for the second quarter ended November 30, 1996 was $157, a decrease of $37 or 19 percent from the same quarter in the previous year. Net interest income is lower due to interest expense on capital leases in our Australian subsidiary and a reduction in interest rates on our invested cash.

At the end of the prior fiscal year, the Company invested in the start-up of a limited liability company, Integrated Software Systems, which specializes in software for the mining industry. In addition, the Company has invested in the start-up of another limited liability company, Standards Training Corporation, in the second fiscal quarter. The Company's minority position in both entities is accounted for using the equity method. The Company's portion of the second quarter loss for these investments was $57.

The effective tax rate was 41.9 percent for the second quarter of fiscal 1997 and was 39.6 percent in the second quarter of the prior year. The effective tax rate in fiscal 1997 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net income for the quarter was $750 compared with $959 in the second quarter of fiscal 1996, a decrease of 21.8 percent. Earnings per share were $0.15 on 4,996,000 weighted average shares outstanding compared to $0.20 per share on 4,871,000 weighted average shares outstanding in the same period last year.

Six Month Comparison for Fiscal Years 1997 and 1996
---------------------------------------------------

Net revenue for the six months ended November 30, 1996 amounted to $42,261 a decrease of 6.9 percent from net revenue of $45,409 for the six months ended November 30, 1995. The decrease in net revenue was due primarily to lower federal agency work and a 4 percent decline in commercial sales compared to the six months ended November 30, 1995, partially offset by higher international sales. Domestically the Company experienced lower demand for its services with virtually no change in pricing for those services.

Operating income amounted to $1,534 a decrease of 43.8 percent from operating income of $2,731 for the first six months of the prior year. The operating margin decreased to 3.6 percent from 6.0 percent a year ago. The Company continued to lower its operating expenses, but the reductions were not sufficient to offset the effect of lower revenue discussed above.

Net interest income for the six months ended November 30, 1996 was $341, a decrease of 8 percent from net interest income of $370 for the second quarter of the prior fiscal year. The decrease was due to interest expense on capital leases in our Australian operations and a decline in interest rates offset by an increase in invested cash.

The effective tax rate for the six months ended November 30, 1996 was 43.2 percent and for the six months ended November 30, 1995 was 39.4. The effective tax rate in fiscal 1997 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net income for the six months was $976, down from net income of $1,894 for the six month period in the prior year, a decrease of 48.5 percent. Earnings per share were $0.20 on 4,958,000 weighted average shares outstanding compared to $0.39 on 4,837,000 weighted average shares outstanding in the first six month period of the prior year.

Liquidity and Capital Resources
-------------------------------

For the six months ended November 30, 1996, net cash used in operations was $962 compared to net cash provided by operations of $2,226 for the same period last year. The increase in cash used in operations was primarily due to an increase in the Company's receivables, partially offset by an increase in trade payables in the current fiscal year. The increase in trade receivables was primarily due to delays in billing certain remedial construction projects in the second quarter of fiscal 1996 resulting in delays in collection of the billed fees. Such delays are expected to be resolved in the Company's third quarter.

The Company made capital expenditures of $1,109 in the first six months of fiscal 1997 compared to capital expenditures of $1,043 in the first six months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those incurred in the prior fiscal year.

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

At November 30, 1996, the Company had cash on hand and cash equivalents of $16,800. The Company has a $20 million revolving credit line agreement which expires in October 1997. At November 30, 1996 and 1995, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at 5.6 percent at November 30, 1996, and 5.4 percent at May 31, 1996. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Board of Directors of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time for the purpose of funding the Company's various employee stock programs. The Company repurchased 23,500 shares for $159 in the second fiscal quarter of 1997 under this program. No repurchases were made in the same period of the prior fiscal year.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant was held on October 30, 1996 and two proposals were presented to security holders for a vote; election of two directors and ratification of independent auditors.

     The seven-member Board of Directors is divided into three classes. Each year one of the classes stands for election to a term of three years. The class standing for election at the 1996 annual meeting was Class III, consisting of two incumbent directors: Richard S. Harding and Donald L. Schreuder. The terms for Class I Directors, Retired Rear Admiral Stuart F. Platt, Barton W. Shackelford, and Donald K. Stager expire in 1997, and the terms for Class II Directors, Richard D. Puntillo and James M. Edgar expire in 1998.

The following table lists the votes cast:

                                              For        Withheld
Proposal 1
Election of Directors
     Richard S. Harding                    3,909,188      106,920
     Donald L. Schreuder                   3,906,167      109,941

                                              For         Against        Abstain
Proposal 2
Ratification of Ernst & Young, LLP
Independent Auditors                       3,986,873       23,825         5,410

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended November 30, 1996:

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



                                           HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  January 10, 1997                    /s/ Donald L. Schreuder
                                           -----------------------
                                           Donald L. Schreuder
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  January 10, 1997                     /s/ Gregory A. Thornton
                                            -----------------------
                                            Gregory A. Thornton
                                            Vice President and Chief Financial
                                              Officer
                                            (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX

    Exhibit No.

       11                  Computation of Per Share Earnings

       27                  Financial Data Schedule