Form 10-Q
period 1997-02-28
HARDING LAWSON ASSOCIATES GROUP INC
filed 1997-04-11
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----       Exchange Act of 1934


              For the quarterly period ended February 28, 1997 or

              Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

              For the transition period from           to
                                             ---------    ---------

                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              68-0132062
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      7655 Redwood Boulevard
        Novato, California                                         94945
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

At April 7, 1997 the registrant had issued and outstanding an aggregate of 4,870,431 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.


                                                                            Page

PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

   Condensed Consolidated Balance Sheets -
   February 28, 1997 (Unaudited) and
   May 31, 1996................................................................3

   Condensed Consolidated Statements of Income -
   Three and Nine Months Ended February 28, 1997 and
   February 29, 1996 (Unaudited)...............................................4

   Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended February 28, 1997 and
   February 29, 1996  (Unaudited)..............................................5

   Notes to Condensed Consolidated Financial Statements
   February 28, 1997 (Unaudited)...............................................6

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................7

PART II. OTHER INFORMATION

 Item 1.   Legal Proceedings..................................................11

 Item 6.   Exhibits and Reports on Form 8-K...................................11

SIGNATURES....................................................................12

EXHIBIT INDEX.................................................................13

                                     PART I

                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                          February 28, 1997         May 31, 1996
--------------------------------------------------------------------------------
                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                $17,305                   $19,012
     Accounts receivable                       25,545                    24,080
     Unbilled work in progress                  8,181                     4,903
     Less allowances for receivables and
         unbilled work                         (1,720)                   (1,476)
     Prepaid expenses                           1,402                     1,304
     Deferred income taxes                      1,514                     1,474
--------------------------------------------------------------------------------
         Total current assets                  52,227                    49,297
--------------------------------------------------------------------------------
     Equipment                                 21,844                    21,021
     Less accumulated depreciation            (17,379)                  (16,677)
--------------------------------------------------------------------------------
         Net equipment                          4,465                     4,344
--------------------------------------------------------------------------------
Deposits and other assets                       5,961                     6,723
--------------------------------------------------------------------------------
         Total assets                         $62,653                   $60,364
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                          $4,467                    $2,754
     Accrued expenses                           4,986                     5,936
     Accrued compensation                       5,126                     5,086
     Income taxes payable                         459                       ---
--------------------------------------------------------------------------------
         Total current liabilities             15,038                    13,776
Other liabilities                               1,323                     1,983
--------------------------------------------------------------------------------
         Total liabilities                     16,361                    15,759
--------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                 309                       248
--------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01  par value;
         authorized  shares  10,000,000;
         issued and outstanding--4,911,131
         and 4,845,207 at February 28,1997
         and May 31, 1996, respectively            49                        48
     Additional paid-in capital                18,329                    18,142
     Retained earnings                         27,605                    26,167
--------------------------------------------------------------------------------
         Total shareholders' equity            45,983                    44,357
--------------------------------------------------------------------------------
              Total liabilities and
              shareholders' equity            $62,653                   $60,364
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                 Feb. 28,     Feb. 29,     Feb. 28,     Feb. 29,
                                   1997         1996         1997         1996
--------------------------------------------------------------------------------

Gross revenue                    $28,364      $27,091      $91,594      $94,393
Less:  Cost of outside services    8,844        6,854       29,813       28,747
--------------------------------------------------------------------------------

Net revenue                        9,520       20,237       61,781       65,646
--------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits         13,102       14,150       42,109       44,504
     General expenses              5,605        6,250       17,325       18,574
--------------------------------------------------------------------------------

     Total costs and expenses     18,707       20,400       59,434       63,078
--------------------------------------------------------------------------------

Operating income (loss)              813         (163)       2,347        2,568
Interest in loss of unconsoli-
     dated subsidiaries             (180)          --         (290)          --
Interest income, net                 183          248          524          618
--------------------------------------------------------------------------------

Income before provision for income
     taxes and minority interest     816           85        2,581        3,186

Provision for income taxes           370           34        1,133        1,257

Minority interest                    (16)         (28)          10          (44)
--------------------------------------------------------------------------------

Net income                         $ 462     $     79       $1,438      $ 1,973
================================================================================

Net income per common  share      $  .09     $    .02       $  .29      $   .41
================================================================================

Shares used in per share
    calculation                    4,974        4,866        4,963        4,847
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                      Nine Months Ended
                                               February 28,         February 29,
                                                   1997                 1996
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                      $1,438               $1,973
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                  1,920                1,877
    Net (increase) decrease in current assets     (4,626)               6,209
    Net increase (decrease) in current
    liabilities                                    1,974               (4,196)
    Other increase (decrease)                        (66)                 272
--------------------------------------------------------------------------------

    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                             640                6,135
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Net purchase of equipment                       (1,804)              (1,387)
--------------------------------------------------------------------------------

     NET CASH USED IN
     INVESTING ACTIVITIES                         (1,804)              (1,387)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                  95                  ---
  Repurchase of common stock                        (577)                 ---
  Principal payments on capital lease obligations    (61)                 ---
--------------------------------------------------------------------------------

     NET CASH USED IN
     FINANCING ACTIVITIES                           (543)                 ---
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                              (1,707)               4,748

  Cash and cash equivalents
  at beginning of period                          19,012               12,648
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                 $17,305              $17,396
================================================================================
   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

February 28, 1997

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1996. Reclassification of certain balances for the fiscal year ended May 31, 1996 have been made to conform to the February 28, 1997 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

On May 19, 1995, the Company filed a lawsuit in Texas State Court, Harris County, Texas, entitled Harding Lawson Associates, Inc., a wholly owned subsidiary of Harding Associates, Inc. vs., Bailey Site Settlors Committee, an unincorporated association, seeking collection of approximately $1.0 million in fees billed for engineering services performed. On June 21, 1995, lawsuits were filed against the Company in Federal District Court, Jefferson County, Texas, and in Texas State Court, Orange County, Texas, entitled Bailey Site Settlors Committee vs. Harding Lawson Associates. The suits sought monetary damages in the amount of $7.9 million for alleged breach of contract and negligence in the performance of certain engineering services. During the third quarter of fiscal 1997, the Company settled both its suit against the Bailey Site Settlors Committee and the lawsuits filed by the Bailey Site Settlors Committee against the Company. The settlement was completed within the quarter and was within management's expectations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding costs controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
---------------------
(In thousands, except share data)

The following table sets forth, for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                              Percentage of Net Revenue            Percentage
                          Three Mos Ended   Nine Mos Ended   Increase/(Decrease)
                            February 28,     February 28,        February 28,
                                                              Three Mos Nine Mos
                                                                1997      1997
                           1997    1996     1997     1996      vs 1996   vs 1996
                           ----    ----     ----     ----      -------   -------

Net revenue               100.0%   100.0%   100.0%   100.0%     (3.5)%    (5.9)%
Costs and expenses
  Payroll and benefits     67.1     69.9     68.2     67.8      (7.4)     (5.4)
  General expenses         28.7     30.9     28.0     28.3     (10.3)     (6.7)
Operating income/margin     4.2      (.8)     3.8      3.9        *       (8.6)
Interest in loss of uncon-
  solidated subsidiaries    (.9)      --      (.4)      --       N/A       N/A
Interest income (net)        .9      1.2       .8       .9     (26.2)    (15.2)
Income before income taxes
  and minority interest     4.2       .4      4.2      4.8        *      (19.0)
Provision for income taxes
  and minority interest     1.8       --      1.9      1.8        *       (5.7)
Net income                  2.4       .4      2.3      3.0      484.8    (27.1)

*    Not meaningful
                                      -7-

Third Quarter Comparison for Fiscal Years 1997 and 1996
-------------------------------------------------------

Net revenue for the fiscal quarter ended February 28, 1997 totaled $19,520, a decrease of 3.5 percent from net revenue of $20,237 for the third quarter of the prior fiscal year. The decline in net revenue for the quarter ended February 28, 1997 was primarily due to an 18 percent decline in net revenue from federal contracts and an 8 percent decline in net revenue from domestic industrial sector clients, partially offset by a 67 percent increase in state and local revenue. The increased sales to state and local agencies reflected an improved market for the Company's infrastructure unit, and the award of a waste disposal citing project for the State of North Carolina. Sales of services to all public sector clients increased by approximately 5 percent from the same period in the prior year due to the increase in state and local revenues as stated above. Overall, net revenue from public sector clients accounted for 46 percent of total net revenue compared to 43 percent in the prior year. The decrease in net revenue reflected both lower demand for the Company's services and lower prices compared to the same period in the prior fiscal year. International net revenue for the fiscal quarter ended February 28, 1997 was $1,323, an increase of 15 percent from net revenue of $1,148 in the same quarter of the prior fiscal year.

A significant portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to private sector contracts. The Company has been awarded certain new or rebid contracts that could potentially offset revenue which has and will be lost under nearly completed contracts. However, if the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on these or previously awarded federal contracts, a material decline in revenue could result. Further, management believes that the outlook for the industrial sector is uncertain and will continue to be strongly influenced by general economic conditions and, to a lesser extent, any congressional action on pending environmental regulations.

Operating income amounted to $813, an increase of $976 from a loss of $163 for the same period in fiscal 1996. Operating margin increased to 4.2 percent of net revenue in the current quarter compared to an 0.8 percent loss in the third quarter of fiscal 1996. The increase in operating income and margin was due to lower labor costs and general expenses. Labor costs were lower compared to the prior year due to staff reductions of approximately 120 employees since the third quarter of fiscal 1996. General expenses in fiscal 1996 included costs associated with the relocation of a principal operating unit to less expensive space. In addition, general expenses were lower overall due to management's continuing efforts to better align the Company's cost structure with current revenue levels.

Net interest income for the third quarter ended February 28, 1997 was $183, a decrease of $65 or 26 percent from the same quarter in the previous year. Net interest income was lower due to interest expense on capital leases in our Australian subsidiary, lower amounts of invested cash and, to a lesser extent, a reduction in effective interest rates on that cash.

At the end of the prior fiscal year, the Company invested in the start-up of a limited liability company, Integrated Software Systems, which specializes in software for the mining industry. In addition, the Company has invested in the start-up of another limited liability company, Standards Training Corporation, which focuses on ISO 14000 training. The Company's minority position in both entities is accounted for using the equity method. A portion of the third quarter loss for these investments was attributed to an $80 write-down reflecting an impairment of the investment in the software company.

The effective tax rate was 45.4 percent for the third quarter of fiscal 1997 and was 40.0 percent in the third quarter of the prior year. The effective tax rate in fiscal 1997 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net income for the quarter was $462 compared with $79 in the third quarter of fiscal 1996, an increase of 484.8 percent. Earnings per share were $0.09 on 4,974,000 weighted average shares outstanding compared to $0.02 per share on 4,866,000 weighted average shares outstanding in the same period last year.

Nine Month Comparison for Fiscal Years 1997 and 1996
----------------------------------------------------

Net revenue for the nine months ended February 28, 1997 amounted to $61,781 a decrease of 5.9 percent from net revenue of $65,646 for the nine months ended February 29, 1996. The decrease in net revenue was due primarily to 25 percent lower federal agency work and a 4 percent decline in domestic industrial sales compared to the nine months ended February 29, 1996, partially offset by higher state and local, and international sales. Domestically the Company continued to experience lower demand for its services with prices for those services remaining essentially unchanged from the prior year.

Operating income amounted to $2,347 a decrease of 8.6 percent from operating income of $2,568 for the first nine months of the prior year. The operating margin decreased to 3.8 percent from 3.9 percent a year ago as the Company's continued efforts to lower its operating expenses were offset by lower revenues.

Net interest income for the nine months ended February 28, 1997 was $524, a decrease of 15 percent from net interest income of $618 for the third quarter of the prior fiscal year. The decrease was due primarily to interest expense on capital leases in our Australian operations and, to a lesser extent, a decline in interest rates.

The effective tax rate for the nine months ended February 28, 1997 was 43.9 percent and for the nine months ended February 29, 1996 was 39.5 percent. The effective tax rate in fiscal 1997 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net income for the nine months was $1,438, down from net income of $1,973 for the nine month period in the prior year, a decrease of 27 percent. Earnings per share were $0.29 on 4,963,000 weighted average shares outstanding compared to $0.41 on 4,847,000 weighted average shares outstanding in the first nine month period of the prior year.

Liquidity and Capital Resources
-------------------------------

For the nine months ended February 28, 1997, net cash provided by operations was $640 compared to net cash provided by operations of $6,135 for the same period last year. The decrease in cash provided by operations was primarily due to an increase in the Company's receivables, and to a lesser extent the settlement of a legal claim, partially offset by an increase in trade payables in the current fiscal year. The increase in trade receivables was primarily due to delays in billing certain remedial construction projects in the third quarter of fiscal 1997. Such delays are expected to be resolved in the Company's fourth quarter.

The Company made capital expenditures of $1,804 in the first nine months of fiscal 1997 compared to capital expenditures of $1,387 in the first nine months of the prior year. Capital expenditures for the current fiscal year, excluding acquisitions, were higher than the same period in fiscal 1996 due primarily to upgrading of computer and network equipment in many of the Company's offices.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns or environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company is provided a $5 million per occurrence professional liability policy and a $5 million per occurrence contractors pollution insurance policy through an unrelated, rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

At February 28, 1997, the Company had cash on hand and cash equivalents of $17,305. The Company has a $20 million line of credit agreement which expires in October 1997. At February 28, 1997 and 1996, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at 5.4 percent at February 28, 1997, and at 5.4 percent at May 31, 1996. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Board of Directors of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time for the purpose of funding the Company's various employee stock programs. The Company has repurchased 83,500 shares for $577 in the first three quarters of the current fiscal year under this program. No repurchases were made in the same period of the prior fiscal year.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On February 15, 1997, the Company entered into a settlement agreement with the Bailey Site Settlors Committee related to lawsuits entitled Harding Lawson Associates, Inc., a wholly owned subsidiary of Harding [Lawson] Associates [Group], Inc. vs., Bailey Site Settlors Committee and Bailey Site Settlors Committee vs. Harding Lawson Associates, which were originally reported in the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 25, 1995. The settlement of these claims did not have an impact on results of operations in the current quarter due to reserves previously recorded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended February 28, 1997:

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

                                           HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  April 10,1997                       /s/ Donald L. Schreuder
                                           -----------------------
                                           Donald L. Schreuder
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  April 10, 1997                      /s/ Gregory A. Thornton
                                           -----------------------
                                           Gregory A. Thornton
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX


    Exhibit No.

        11                 Computation of Per Share Earnings

        27                 Financial Data Schedule