Form 10-K
period 1997-05-31
HARDING LAWSON ASSOCIATES GROUP INC
filed 1997-08-21
CIK 818968

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]
        Aggregate market value of the voting stock held by non-affiliates of the registrant on August 5, 1997: $35,735,113

       Number of shares of the registrant's Common Stock outstanding as of
                           August 5, 1997: 4,873,554.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1997, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in
Part III.

                               Page 1 of 43 pages
                  The Index to Exhibits is located at page 37.

                                     PART I
ITEM 1.  BUSINESS.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this business section that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding future adoption of regulations and statutes having an impact on the Company's business, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may results in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Harding Lawson Associates Group, Inc. provides comprehensive engineering, environmental, and construction services related to the development and implementation of environmental management systems for maintaining compliance with environmental regulations, limiting the potential for unplanned discharges, and managing, minimizing or eliminating waste streams from industrial and agricultural operations, and the assessment and remediation of contaminated sites. The Company also provides civil, transportation, and geotechnical engineering services, and services during construction, either independently or in support of the Company's environmental, waste management, and civil services.

The Company was originally incorporated in California in 1959, and reincorporated in Delaware in July 1987. Its principal executive offices are located at 7655 Redwood Boulevard, Novato, California 94945, and its telephone number is (415) 892-0821. Unless the context otherwise requires, the term "Company" as used herein refers to Harding Lawson Associates Group, Inc. and its wholly owned subsidiaries Harding Lawson Associates, Inc., Harding Lawson Associates Infrastructure, Inc., Harding Lawson Associates International, Inc. and its subsidiaries Harding Lawson Australia Pty. Ltd., Harding Lawson
Singapore Pte Ltd, Harding Lawson de Mexico S.A. de C.V., Harding Lawson Australia Pty. Ltd., 78% ownership in HLA-Envirosciences Pty Limited, and Harding Lawson de Mexico's 51% ownership in Grupo Industrial de Ingenieria Ecologica ("GRIECO").

The Company provides its clients a full range of environmental services to comprehensively support management of hazardous materials, hazardous wastes, solid wastes and waste waters, and effect the remediation of environmental problems related to the management of these types of wastes. The Company provides these services to clients that are constructing, operating or closing facilities and/or properties and also to clients that have ownership or responsibility for abandoned or historical industrial operations or hazardous waste disposal sites. These services may be performed for new, expanding, or discontinued operations or in connection with the transfer of ownership.

During the early stage of a project, the Company might be asked to perform site assessments or audits and to prepare site characterization reports or environmental planning and permitting documents in response to federal, state or local regulations. Following site characterization, the Company may assist its clients to evaluate cleanup options, select and negotiate remedies with regulatory agencies, and provide a design for site remediation. Once a remediation plan is established, the Company is able to provide its clients with construction and/or construction management services and may provide operation and maintenance of remedial systems.

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

The Company's services are provided to private and public sector clients through a staff of nearly 900 professional and support personnel staff located in 30 U.S. cities in Alabama, Alaska, Arizona, California, Colorado, Florida, Hawaii, Illinois, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Texas, Utah, Virginia, and Washington, seven cities in Australia, and one in Mexico. During the fiscal year ended May 31, 1997 the Company performed services for over 1,200 industrial and governmental clients.

The Company often provides services for its major clients under arrangements involving continuing service agreements. Such arrangements are usually on a "Time-and-Materials," "Cost-Plus-Fixed-Fee," or a "Fixed-Price" basis, and are usually terminable on advance notice by either party. The majority of the Company's projects are on a Time-and-Materials basis, under which the Company bills its clients at fixed hourly rates plus subcontracted services and materials used. Fixed-Price arrangements, under which the Company agrees to perform a stated service for a set price regardless of the time and materials cost involved, carry the risk that the cost to the Company for performing the agreed-upon services may exceed the set price, but also carry the benefit of potentially higher profit.

The Company provides consulting and engineering services to clients through its staff of engineers and scientists who possess a diverse range of education and professional experience. Project teams are organized to utilize applicable talent from the Company's staff. Qualified subcontractors are utilized to provide special technical resources that the Company either does not possess or has determined not to develop internally in a specific geographic area.

Environmental Services

The Company's clients require engineering, environmental, and construction services to comply with environmental regulations, manage risk associated with environmental emissions, and/or reduce their cost of operations. From 1980 until the early 1990s the demand for the Company's services was largely driven by the need to comply with environmental regulations. More recently, as enforcement of environmental regulations has decreased and environmental regulations have been relaxed, the Company's services are more frequently required in response to risk management or economic drivers. Because the U.S. regulatory framework is still the dominant driver for the Company's services, the primary environmental statutes causing this demand are described below.

o  Regulatory Background

Public concern over human health and the environment has led federal, state and local governments to enact legislation to correct and prevent environmental problems with particular emphasis on the generation, handling, disposal and cleanup of hazardous waste and hazardous substances. These laws and their implementing regulations affect industries and governmental bodies that manufacture, use, store, or dispose of toxic substances and other waste materials. Significant changes in policies affecting these programs or administrative actions affecting the sponsorship or funding of these programs could have a material adverse effect on the Company's business. The following federal legislation most affects the Company's business:

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

Superfund was reauthorized as part of the 1991 federal budget appropriating $5.1 billion through 1994. Since then, funding has been authorized by Congress annually while debate over reauthorization has carried on. Significant changes to the statute are expected when or if reauthorized. The Company is not able at this time to ascertain the effect of any such reauthorization or of Congress' failure to reauthorize Superfund.

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

The Clean Air Act ("CAA") and the Clean Air Act Amendments ("CAAA"). The CAA empowered the EPA to establish and enforce national air quality standards and to require states to set toxic air emission limits on facilities not meeting these national standards. The CAAA of 1990 require certain facilities which emit air pollutants to obtain operating permits and mandate that the EPA develop guidelines and procedures relating to acid rain, urban air pollution, and air toxic emissions by the year 2000. Although implementation and enforcement of the CAAA have been slow, the CAAA increased demand for the Company's air quality services during the past two fiscal years.

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

o    Hazardous Waste Management

In the 1997 fiscal year, 55% of the Company's gross revenue has been derived from domestic services relating to the restoration (assessment and remediation) of contaminated sites. Projects where Superfund, RCRA or similar enforcement regulations are driving the need for site restoration comprise the majority of these revenues, while sites where "leaking underground tank" regulations are causing the need for remediation comprise a smaller portion of these revenues. The Company's hazardous waste management services include the following:

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

Remedial Design Engineering. The Company has particular experience in designing and implementing systems for removing contaminants from soil and water. The Company utilizes data acquired in site characterization and risk assessment studies to design integrated remedial systems, prepare detailed construction drawings and specifications and develop operating manuals and maintenance programs for remedial systems.

Construction and Construction Management. The Company self performs or manages construction of remedial and pollution control systems and waste disposal facilities.

o    Other Environmental Services.

All other domestic environmental services have accounted for 24% of the Company's gross revenue in the 1997 fiscal year. These services include:

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

Applied Information Technology. Drawing on the Company's past experience in collecting and managing environmental data for our clients, this service involves applying data management skills, statistical techniques, numerical modeling and sophisticated two-and three-dimensional imaging technology to solve technical problems and to address general management issues.

Environmental Planning, Permitting and Monitoring. The Company's services are frequently required to comply with the National Environmental Policy Act and other state and local regulations related to the assessment of environmental impacts or anticipated environmental impacts. The Company performs environmental resource investigations and monitoring, prepares environmental documents and reports, and secures environmental permits on behalf of our clients.

Air Quality Management. Air pollution is increasingly recognized as the type of contamination that has the greatest impact on human health and the environment. The Clean Air Act Amendments of 1990 are expected to increase the market for air quality related services that are provided by the Company. The Company provides air quality planning, permitting, monitoring, reporting, and process engineering services.

Site Assessments and Site Audits. The site assessment market is large but fluctuates with the real estate market. It is highly competitive and price driven. The Company seeks to provide these services only to responsible clients where the scope of the engagement and fees can be negotiated, and liability risks properly managed. The Company performs records searches, site investigations, due diligence evaluations, and audits.

Regulatory Compliance. Regulatory compliance, evaluations, audits and support are a viable market which the Company expects will show modest growth as more facilities are brought under regulatory controls and more companies decide that an ongoing environmental auditing program will reduce environmental liabilities. The Company assists clients with strategic compliance planning, develops environmental management systems, and performs compliance permitting, monitoring, and reporting.

Lead Paint/Asbestos Management. The asbestos and lead-based paint markets are highly competitive with limited barriers for new entrants. The Company performs asbestos/lead paint surveys, inspections, and abatement. The Company offers these services to select clients as part of its comprehensive environmental services.

o    International Services.

Approximately 6% of the Company's services are environmental services performed outside the United States. These services include contaminated site assessment and remediation, occupational health and hygiene, mine rehabilitation, environmental management systems, and environmental planning and permitting and are primarily performed through the Company's Australian operations.

Infrastructure

Infrastructure and geotechnical services have accounted for 15% of the Company's gross revenue in the 1997 fiscal year. These services include:

Infrastructure/Transportation Engineering. The Company's civil engineers provide services relating to transportation including street, road and highway design, traffic engineering and traffic signal design, corridor studies, and construction administration; design of structures including bridges, piers and marine terminal facilities and other structures; design services including drainage basin studies and hydrologic analysis and storm water treatment; and railroad engineering including design of railroad trackage, railroad bridges, railroad yard design, and intermodal facilities. The Company believes that these services will be in increasing demand in the future as the country moves to repair its deteriorating infrastructure and as funding becomes available as a result of the Intermodal Surface Transportation Efficiency Act ("ISTEA"), which Congress signed into law in December of 1991. The $155 billion, six year ISTEA provides federal aid to states on highway and mass transit projects. ISTEA was scheduled for renewal in October of 1997, but may be delayed until later in the year. The Company anticipates that its civil/infrastructure practice may benefit from this legislation and additional proposed legislation in the future.

Geotechnical Engineering. The Company's geotechnical engineers use advanced exploration tools, laboratory testing and analytical methods to evaluate soil and rock for foundations and for use in construction.

Customers and Marketing

The Company's client base includes private-sector companies that comprised 51% of gross revenue in fiscal 1997. Non-regulatory federal governmental bodies provided 25% of gross revenues, including Department of Defense agencies, 18% came from state and local governments, and 6% from international clients. The Company's 15 largest clients accounted for approximately 44% of the Company's revenue in fiscal 1997, 45% in fiscal 1996 and 49% in fiscal 1995. Approximately 32% of its revenues during fiscal 1997 were derived from the Company's five largest clients compared to 33% and 39% in fiscal 1996 and 1995, respectively.

In fiscal 1997, the Department of the Army accounted for approximately 19% of the Company's gross revenue. Revenue from this client, which accounted for 20% of gross revenue in fiscal 1996 and 26% in fiscal 1995, was generated under various contracts in various locations that were negotiated independently of each other. While the loss of all work related to this client could have a material adverse effect on the Company, the contracts are with separate divisions or units of the Army and the loss of one contract would not necessarily affect other contracts at other locations. During fiscal 1995 and 1996, certain of these Department of the Army contracts began to diminish and were substantially completed in fiscal 1997. The Company has been successful in replacing some of these contracts although tasking and/or funding under the new contracting vehicles has been slow in developing. If the Company is unsuccessful in replacing a significant portion of the remainder of these contracts, or if funding is delayed under current contracting vehicles, a material decline in revenues could result. No other client accounted for 10% or more of gross revenue in fiscal 1997, 1996 or 1995.

The Company's marketing efforts are carried out by a full-time staff of marketing personnel and by senior technical and management professionals. The Company also participates in industrial trade shows and technical conferences, and publishes certain technical literature to support its marketing program.

Backlog

The Company often provides services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. At May 31, 1997, the Company had over $70 million of authorized gross revenue backlog compared with $65 million at May 31, 1996, and $71 million at May 31, 1995. Authorized gross revenue backlog, most of which is expected to be completed within the next 12 months, includes only such contracts where work authorization has been received. The Company can make no assurances, however, that work represented by backlog will not be delayed or cancelled. Because the backlog figures include only those portions of contracts for which spending has been authorized to date, the Company does not feel that backlog figures are necessarily indicative of future revenue. In addition to authorized backlog, the Company has certain contracting vehicles that include substantial unauthorized amounts not included in backlog. Tasks under these contracts may or may not be authorized during fiscal 1997.

Seasonal Factors

Due primarily to more holidays and inclement weather conditions, the Company's third quarter operating results are generally lower in comparison to other quarters.

Competition

The Company competes with many companies of all sizes. Although no company currently dominates any particular market segment, the market in general suffers from over capacity and as a result can be characterized as intensely competitive. While the Company competes primarily on the basis of its reputation, a significant proportion of its projects are competitively bid and the Company believes its services to be price competitive.

Potential Liability and Insurance

In performing consulting and engineering services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, or negligence. The Company generally indemnifies its clients for losses and expenses incurred by them as a result of the Company's negligence and, in certain instances, the concurrent negligence of such clients. A significant portion of the Company's activities relate to environmental and waste services. These services involve significant risks to the Company for environmental damage, personal injury, fines and costs imposed by regulatory agencies. Although liabilities arising from environmental regulations are more directly applicable to the Company's clients, such regulations under certain circumstances could impose liability on the Company resulting, for example, from a release or exacerbation of contamination or the improper handling of contaminants during the course of the Company's work. Such liabilities can be joint and several where other parties are involved. The Company maintains both a health and safety program and a quality assurance and quality control program to assist in reducing the risk of damage to persons and property and the potential for resulting losses. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and, in the aggregate, such claims are not expected to have a material adverse impact on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results and there can be no assurances that the Company will not be materially affected by existing or future claims. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

The Company is provided a $5 million per occurrence professional liability and contractor's pollution liability insurance policy through an unrelated, rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

Personnel

The Company employed approximately 835 regular, full-time employees, including 540 engineers, scientists, and construction contractors, 239 production support staff and 56 administrative and clerical personnel. In addition to its full-time staff, the Company employs approximately 130 temporary or variable personnel at any time as required, most of whom are technical support personnel. Temporary or variable personnel constituted approximately 45 full-time equivalents. Although the Company has undergone selected downsizing over the past few years, it nevertheless maintains a continuous recruiting program to attract qualified personnel.

None of the Company's employees are presently represented by a labor union. The Company believes it has good employee relations.

ITEM 2.  PROPERTIES.

The Company leases facilities at various locations in Alabama, Alaska, Arizona, California, Colorado, Florida, Hawaii, Illinois, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington, and in Australia, Mexico and Singapore. These facilities have a combined area of approximately 315,850 square feet. Aggregate lease expense for all of the Company's facilities during the fiscal year ended May 31, 1997 was approximately $4.9 million. The lease terms expire at various times through October 2003. Historically, the Company has not experienced any difficulty in renewing leases that have expired.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

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

                                                                     High                                Low
Fiscal year ended May 31, 1996:

     First Quarter                                                  $ 7.50                             $ 5.38
     Second Quarter                                                   7.63                               6.63
     Third Quarter                                                    7.50                               5.88
     Fourth Quarter                                                   7.00                               5.63

Fiscal year ended May 31, 1997:

     First Quarter                                                  $ 6.63                             $ 5.00
     Second Quarter                                                   7.13                               5.63
     Third Quarter                                                    7.50                               6.13
     Fourth Quarter                                                   7.75                               6.63

Holders

As of August 5, 1997 there were 618 record holders of the Company's common stock.

Dividends

The Company has not paid any cash dividends on its common stock during the last ten years. The Board of Directors currently intends to retain all earnings for reinvestment in the Company's business and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the years ended May 31, 1993 through 1997. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including notes thereto.


                          Summary Financial Information
                      (In thousands, except per share data)

                                             Fiscal Years Ended May 31,
                                       1997             1996              1995             1994             1993
                                       ----             ----              ----             ----             ----
Income Statement Data:

     Gross revenue                  $123,412         $120,708          $130,554         $115,561          $115,657
     Net revenue                      84,276           85,655            92,455           79,944            82,605
     Operating income                  4,112              839             4,595            1,353               580
     Income before provision
       for income taxes and
       minority interest               4,288            1,647             4,907            1,656               821
     Net income                        2,404              953             2,972            1,002               497
     Net income per
       common share                    $0.49            $0.20            $ 0.62            $0.21             $0.10
     Average common shares
       outstanding                     4,953            4,851             4,806            4,851             4,856

Balance Sheet Data:

     Working capital                 $37,996          $35,521           $33,369          $29,394           $32,729
     Total assets                     66,355           60,364            60,788           61,486            59,812
     Short-term debt                     ---              ---               ---            2,030               ---
     Shareholders' equity             46,602           44,357            42,685           38,975            39,541

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this management's discussion and analysis of financial condition and results of operations section that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding continued downward pressure on net revenue, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company's making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations

General--The following table sets forth, for the periods indicated, (i) the percentage which certain items in the consolidated income statements of the Company bear to net revenue, and (ii) the percentage increase (decrease) in the dollar amount of such items from year to year.

                                                      Percentage of                                Percentage
                                                       Net Revenue                             Increase/(Decrease)
                                                       Fiscal Year                                 Fiscal Year
                                                                                            1997            1996

                                                                                             vs.             vs.
                                        1997             1996             1995              1996            1995
                                        ----             ----             ----              ----            ----
Net revenue                            100.0%           100.0%            100.0%            (1.6)%          (7.4)%
Costs and expenses
     Payroll and benefits              67.2              68.9              68.1             (4.0)           (6.2)
     General expenses                  27.9              30.1              26.9             (8.8)            3.5
Operating income/margin                 4.9               1.0               5.0            390.1           (81.7)
Interest in loss of unconsolidated
     subsidiaries                      (0.6)            ---               ---              ---             ---
Net interest income                     0.8               0.9               0.3            (10.8)          158.6
Income before provision for
     taxes and minority interest        5.1               1.9               5.3            160.4           (66.4)
Provision for taxes                     2.2               0.8               2.1            152.3           (61.3)
Net income                              2.9               1.1               3.2            152.3           (67.9)

Gross Revenue--Gross revenue includes, as an adjunct to the Company's labor services, the revenue on services subcontracted to third parties that will be reimbursed under terms of the Company's contracts and revenue from the utilization of certain non-labor items. Due to competitive market conditions, the contribution to net revenue derived from the sale of subcontracted services and certain non-labor items has declined to 6.2% of net revenue in fiscal 1997 compared with 6.4% and 6.8% in fiscal 1996 and 1995 respectively. The Company believes there will continue to be downward pressure on net revenue derived from such sources. Net revenue, which is a more accurate measure of revenue earned for services provided directly by the Company, is recorded by deducting from gross revenue the costs of services contracted to third parties. Gross revenue related to outside services as a percent of total gross revenue was 33.2%, 30.4%, and 30.7% in 1997, 1996, and 1995, respectively. The increase in outside services revenue as a percent of total gross revenue in 1997, compared to 1996 and 1995, is due primarily to an increase in construction activities.

Net Revenue--Net revenue totaled $84.3 million in fiscal 1997, a decrease of $1.4 million or 1.6% from 1996. The decrease in fiscal 1997 was due primarily to a 4.0% decline in domestic environmental net revenue partially offset by an increase of 10.8% and 24.5% in infrastructure and international net revenue, respectively. Domestic operations of the Company experienced lower demand and slightly higher prices for its services compared to 1996 and 1995. Net revenue derived from public sector clients in fiscal 1997 was virtually unchanged from the prior fiscal year and accounted for 46% of total net revenue for fiscal 1997 compared to 45% and 54% for fiscal 1996 and 1995, respectively. Net revenue from the federal sector declined by 17% from fiscal 1996 while revenue from state and local sources increased by 41% over the same period. Net revenue from private sector clients declined by 6% over 1996. International sales accounted for 7% of the Company's net revenue in fiscal 1997 compared with 6% and 2% in fiscal 1996 and 1995 respectively. Virtually all international sales were attributable to operations in Australia acquired by the Company in November 1994.

Fiscal 1996 net revenue was $85.7 million, a decrease of $6.8 million from net revenue of $92.5 million in fiscal 1995. The decrease in fiscal 1996 was due primarily to an 11% decline in domestic net revenue partially offset by an increase of 127% in international net revenue. Excluding international operations, the Company experienced both lower demand and lower prices for its services. Net revenue derived from public sector clients in fiscal 1996 declined by approximately 23% from the prior year and accounted for 45% of total net revenue for fiscal 1996 compared to 54% for fiscal 1995. The decline in net revenue from public sector clients was essentially due to a decrease in revenue from public agency contracts resulting from a decline in awards of new public agency contracts and funding on existing federal agency contracts as well as government inefficiencies due to shutdowns and the lengthy budget impasse and continuing legislative gridlock with regard to environmental regulations. Net revenue from private sector clients improved by 1% over 1995. Operations in Southern California and in the Midwest experienced particular improvement. International sales accounted for 6% of the Company's net revenue in fiscal 1996 compared with 2% in fiscal 1995. Virtually all international sales were attributable to operations in Australia acquired by the Company in November 1994.

Costs, Expenses and Operating Income--Operating income in fiscal 1997 of $4.1 million and an operating margin of 4.9% were both higher than fiscal 1996 results. Operating income in fiscal 1997 was higher by $3.3 million or approximately 390% compared to the prior year. The operating margin in fiscal 1996 was 1.0% or $0.8 million. Excluding downsizing charges of $1.4 million, the operating margin in fiscal 1996 was 2.6%. The increase in operating income and margin primarily reflects lower labor and benefit costs and lower indirect expenses. Labor and benefit costs were lower due to staff reductions in the fourth quarter of last year and the first quarter of fiscal 1997 and, to a lesser extent, the utilization of variable employees who are not eligible for fringe benefits. The Company's international operations improved over fiscal 1996 but still negatively impacted operating margin.

Operating income in fiscal 1996 of $0.8 million and an operating margin of 1.0% were both lower than fiscal 1995 results. The fiscal 1996 results were negatively impacted by certain downsizing expenses including expenses of $0.4 million related to staff reductions and $1.0 million from the write-down of facility leases in the fourth quarter. Excluding those items, operating income in fiscal 1996 was lower by $2.4 million or approximately 52% compared to the prior year. Operating margin excluding downsizing charges was 2.6% compared to 5.0% in the previous fiscal year. The decline in operating income and margin primarily reflects lower revenues without a commensurate decline in operating expenses. The Company's international operations negatively impacted both operating income and margins in fiscal 1996.

Interest in Loss of Unconsolidated Subsidiaries--Losses in unconsolidated subsidiaries were $0.5 million in fiscal 1997. There was no activity in these subsidiaries prior to 1997. The recorded loss consisted of $0.3 in losses from operations and $0.2 in write-downs of impaired assets. At the end of the prior fiscal year, the Company invested in the start-up of a limited liability company, Integrated Software Systems, which specializes in software for the mining industry. In addition, the Company has invested in the start-up of another limited liability company, Standards Training Corporation, which focuses on ISO 14000 training. The Company's position in both entities is accounted for using the equity method. The investments in both companies were written down to zero in fiscal 1997 due to uncertainty regarding the financial viability of the respective companies.

Interest Income (Expense)--Net interest income in 1997 of $0.7 million was lower by $0.1 million from fiscal 1996. The decrease in net interest income primarily reflects lower average cash balances during the first three quarters of the year and to a lesser extent lower interest rates on invested cash. Net interest income in 1996 and 1995 was $0.8 million and $0.3 million, respectively.

Income Taxes--The effective tax rate was 44.1% for fiscal 1997, 45.5% and 39.5% for fiscal years 1996 and 1995. The effective tax rate in fiscal 1997 and 1996 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net Income--Net income of $2.4 million in fiscal 1997 was $1.4 million higher than the prior year. The increase was primarily due to lower labor and general expenses. Net income of $1.0 million in 1996 was $2.0 million lower than the prior year primarily due to lower net revenue.

Net income per common share was $.49 in 1997 compared to $.20 in 1996, and $.62 in 1995. Weighted average shares outstanding were 4,953,000, 4,851,000 and 4,806,000 in 1997, 1996, and 1995, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $8.8 million in fiscal 1997 compared to $8.0 million in 1996 and $8.7 million in 1995. The increase in cash provided by operations in fiscal 1997 compared to 1996 was primarily related to the Company's higher earnings and improved working capital. The improved working capital primarily reflected an improvement in the days sales held in receivables, including collections of retentions on certain federal projects nearing completion, and, to a lesser extent, higher trade payables. The decrease in cash provided by operations in fiscal 1996 compared to 1995 was primarily related to the Company's lower earnings offset by a significant improvement in the Company's collection of accounts receivable compared to fiscal 1995.

The Company currently has a $20 million line of credit with a commercial bank, at prime or LIBOR rates, that expires in October 1997. At May 31, 1997, 1996 and 1995 the Company had no borrowings under the line, and as such, the entire $20 million was available to the Company. Had the Company borrowed under its line in May of fiscal 1997, 1996, and 1995, the interest rate would have been 5.7%, 5.4% and 6.1%, respectively. The Company's credit agreement provides certain covenants relating to, among other things, financial performance and the maintenance of certain financial ratios. The Company was in compliance with all covenants pertaining to the credit line agreement at May 31, 1997, 1996 and 1995. The Company fully expects to renew its credit facility at the same or similar terms and conditions.

The Company invested $2.4 million and $1.6 million in the purchase of capital assets, including acquisitions, in 1997 and 1996 respectively. During fiscal 1997 the Company paid $0.1 million as additional purchase price under the terms of a fiscal 1995 acquisition agreement. The Company invested $3.1 million in the purchase of capital assets, including acquisitions, in 1995.

In fiscal 1997, the Company used net cash of $0.9 million for financing activities, which primarily consisted of the repurchase of common stock. The Board of Directors of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time for the purpose of providing shares for the Company's various employee stock programs. The Company has repurchased 139,200 shares for $1.0 million in the current fiscal year under this program. No repurchases were made in the prior fiscal year. The Company used net cash of $0.1 million for financing activities in fiscal year 1996 and $1.8 million in fiscal 1995. In fiscal 1996, the Company used net cash of $0.1 million for financing activities, which primarily consisted of capital lease payments recorded in the Company's Australia operations. The cash used in financing activities in 1995 included approximately $2.0 million for the repayment of the Company's borrowings in 1994.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure and geotechnical related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns, or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters and, in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company although there can be no assurances that the Company will not be affected by existing or future claims. Currently, the Company is provided a $5 million per occurrence professional liability and a $5 million per occurrence contractor's pollution liability insurance policy through an unrelated, rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

The Company believes that its available cash and cash equivalents as well as cash generated from operations and its available credit line will be sufficient to meet the Company's cash requirements for the current fiscal year. During fiscal 1998, the Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions.

Inflation

The Company's operations have not been, and in the foreseeable future are not expected to be, materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                        Consolidated Statements of Income
                      (In thousands, except per share data)



                                                                             Years Ended May 31,
                                                    1997                       1996                      1995
-------------------------------------------------------------------------------------------------------------
Gross revenue                                      $123,412                   $120,708                 $130,554

Less: Cost of outside services                       39,136                     35,053                   38,099
---------------------------------------------------------------------------------------------------------------

Net revenue                                          84,276                     85,655                   92,455
---------------------------------------------------------------------------------------------------------------
Costs and Expenses:
    Payroll and benefits                             56,647                     59,033                   62,945

    General expenses                                 23,517                     25,783                   24,915
---------------------------------------------------------------------------------------------------------------

    Total costs and expenses                         80,164                     84,816                   87,860
---------------------------------------------------------------------------------------------------------------

Operating income                                      4,112                        839                    4,595
Interest in loss of unconsolidated
    subsidiaries                                       (545)                       ---                      ---
Interest income,
    net of interest expense of
    $38 in 1997, $39 in 1996 and
    $47 in 1995                                         721                        808                      312
---------------------------------------------------------------------------------------------------------------

Income before provision for income
    taxes and minority interest                       4,288                      1,647                    4,907

Provision for income taxes                            1,892                        750                    1,939

Minority interest in net loss of subsidiaries            (8)                       (56)                      (4)
----------------------------------------------------------------------------------------------------------------

Net income                                           $2,404                      $ 953                   $2,972
================================================================================================================

Net income per common share                           $0.49                      $0.20                    $0.62
================================================================================================================

Shares used in per-share
    calculation                                       4,953                      4,851                    4,806
================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                             May 31, 1997                       May 31, 1996
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                  $24,464                            $19,012
     Accounts receivable,
       less allowance for doubtful accounts
       of $637 in 1997 and $725 in 1996
       and including retentions of $1,866
       in 1997 and $4,355 in 1996.                               22,275                             23,355
     Unbilled work in progress,
       less allowance for amounts unbillable
       of $751 in 1997 and 1996                                   5,470                              4,152
     Prepaid expenses                                             1,073                              1,304
     Deferred income taxes                                        2,691                              1,474
----------------------------------------------------------------------------------------------------------
           Total current assets                                  55,973                             49,297
----------------------------------------------------------------------------------------------------------
Equipment     21,701                                             21,021
Less accumulated depreciation                                   (17,299)                           (16,677)
-----------------------------------------------------------------------------------------------------------
       Net equipment                                              4,402                              4,344
----------------------------------------------------------------------------------------------------------
Deposits and other assets                                         5,980                              6,723
----------------------------------------------------------------------------------------------------------
           Total assets                                         $66,355                            $60,364
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                             4,538                             $2,754
     Accrued expenses                                             4,845                              5,936
     Accrued compensation                                         6,632                              5,086
     Income taxes payable                                         1,962                                ---
----------------------------------------------------------------------------------------------------------
           Total current liabilities                             17,977                             13,776
----------------------------------------------------------------------------------------------------------
Other liabilities                                                 1,453                              1,983
----------------------------------------------------------------------------------------------------------
           Total liabilities                                     19,430                             15,759
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
Minority interest in subsidiaries                                   323                                248
----------------------------------------------------------------------------------------------------------
Shareholders' Equity:
     Preferred stock--$.01 par value;
       authorized 1,000,000 shares;
       issued and outstanding--none                                 ---                                ---
     Common stock--$.01 par value;
       authorized 10,000,000 shares;
       issued and outstanding 4,864,503 in 1997
       and 4,845,207 in 1996.                                        49                                 48
     Additional paid-in capital                                  17,982                             18,142
     Retained earnings                                           28,571                             26,167
----------------------------------------------------------------------------------------------------------
           Total shareholders' equity                            46,602                             44,357
----------------------------------------------------------------------------------------------------------
           Total liabilities and
           shareholders' equity                                 $66,355                            $60,364
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)



                                                                         Additional                      Total
                                                  Common Stock             Paid-in      Retained     Shareholders'
                                           Shares            Amount        Capital      Earnings        Equity

Balance May 31, 1994                     4,602,791            $46        $16,687        $22,242       $38,975
-------------------------------------------------------------------------------------------------------------

Stock options exercised                      4,000            ---              4            ---             4
Common stock issued to
  employees or to a defined
  contribution pension plan for
  the benefit of employees                 112,529              1            733            ---           734
Net income                                     ---            ---            ---          2,972         2,972

Balance May 31, 1995                     4,719,320            $47        $17,424        $25,214       $42,685
-------------------------------------------------------------------------------------------------------------

Stock options exercised                      1,000            ---              1            ---             1
Common stock issued to
  employees or to a defined
  contribution pension plan for
  the benefit of employees                 124,887              1            717            ---           718
Net income                                     ---            ---            ---            953           953

Balance May 31, 1996                     4,845,207            $48        $18,142        $26,167       $44,357
-------------------------------------------------------------------------------------------------------------

Stock options exercised                      6,000            ---             24            ---            24
Common stock issued to
  employees, directors or to a
  defined contribution pension
  plan for the benefit of
  employees                                152,496              2            786            ---           788
Shares repurchased and
  retired                                 (139,200)            (1)          (970)           ---          (971)
Net income                                     ---            ---            ---          2,404         2,404

Balance May 31, 1997                     4,864,503            $49        $17,982        $28,571       $46,602
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                      Years Ended May 31,

                                                                           1997              1996          1995
OPERATING ACTIVITIES
    Net income                                                          $ 2,404           $   953        $2,972
    Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                                     2,566             2,522         3,264
        Deferred income tax                                                (922)              670           862
    Changes in operating assets and liabilities:
        Net accounts receivable and unbilled work in progress              (238)            6,218         3,556
        Prepaid expenses                                                    242              (378)          548
        Accrued compensation                                              1,546            (1,433)          976
        Accounts payable and other liabilities                            1,328               301        (2,866)
        Income taxes payable                                              1,962              (621)          464
        Other, net                                                         (100)             (184)       (1,067)
----------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                         8,788             8,048         8,709
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of equipment, net                                           (2,267)           (1,591)       (1,431)
    Investment in acquisitions, net of cash acquired                       (122)              ---        (1,683)
----------------------------------------------------------------------------------------------------------------

        NET CASH USED IN INVESTING ACTIVITIES                            (2,389)           (1,591)       (3,114)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

    Proceeds from sale of common stock                                      108                 2           195
    Repurchase of common stock                                             (971)              ---           ---
    Principal payments on capital lease obligations                         (84)              (95)          ---
    Repayment of debt                                                       ---               ---        (2,038)
----------------------------------------------------------------------------------------------------------------

        NET CASH USED IN FINANCING ACTIVITIES                              (947)              (93)       (1,843)
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                               5,452             6,364         3,752

Cash and cash equivalents at beginning of year                           19,012            12,648         8,896
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $24,464           $19,012       $12,648
===============================================================================================================

During fiscal 1997 and 1996 the Company recorded capital lease obligations of $111 and $423, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
            Notes to Consolidated Financial Statements, May 31, 1997


Note 1 - Summary of Significant Accounting Policies

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

Income Taxes - The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under which the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share - The calculation of earnings per share is based upon the average shares outstanding during the year plus the net effect of dilutive stock options. The calculation uses the treasury stock method in fiscal 1997 and the modified treasury stock method in 1996 and 1995. In February 1997, the Statement of Financial Accounting Standards No. 128 "Earnings per Share", (FAS 128) was issued and is effective for the year ending May 31, 1998. The Company will change its method for computing earnings per share and restate all periods to reflect the change in its consolidated statements of income, effective with the issuance of the Company's third and fourth quarters and annual report for 1998. The new method requires calculation of earnings per share excluding the dilutive effect of common stock equivalents such as stock options and warrants. The impact of FAS 128 on basic earnings per share and fully diluted earnings per share for years ending May 31, 1997, 1996 and 1995 is not expected to be material.

Cash and Cash Equivalents - Cash and cash equivalents include short-term AAA rated investments with an effective maturity at acquisition of less than three months.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accounts that require the use of significant judgment by management include, but are not limited to, allowances for doubtful accounts and amounts unbillable and claims reserves. Actual results could differ from those estimates.

Industry Segment Information - The Company is a single segment entity providing engineering consulting services, including environmental, construction management, civil/infrastructure and geotechnical services. Approximately 7% of the Company's net revenue was recognized in foreign countries in fiscal 1997, approximately 6% in 1996 and 2% in 1995.

Unconsolidated Subsidiaries - The Company uses the equity method of accounting for investments in common stock. During fiscal 1997, the Company reported $0.5 million in losses in two separate investments. There was no activity in fiscal 1996 or 1995.

Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which will be effective for years beginning after December 15, 1995. SFAS No. 123 allows a company to adopt a new fair value based method or continue to measure compensation cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). The Company has elected to continue to follow APB No. 25 in its fiscal 1997 financial statements and has made pro forma disclosures of net income or loss as if the fair value based method had been applied.

Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations such as property, equipment and improvements and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The Company's adoption of SFAS No. 121 had no effect on the Company's operations.

Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of the net assets of various entities acquired by the Company. The Company currently amortizes goodwill on a straight line basis over its expected useful life, which is between 15 to 40 years. Other intangibles, if any, recorded in connection with acquisitions are amortized on a straight line basis over the estimated useful lives of the respective assets, but not exceeding 15 years. The Company regularly reviews the individual components of its intangible assets and recognizes, on a current basis, any diminution in value as required under SFAS No. 121.

Concentrations of Credit Risk - The Company's receivables reflect its client mix, which includes a variety of industrial concerns and various agencies of the Federal Government. One client, the Department of the Army, accounted for approximately 19%, 20% and 26% of the Company's revenue in fiscal 1997, 1996 and 1995, respectively. Credit is extended based on evaluation of the client's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Fiscal Year - The Company uses a 52 - 53 week fiscal year that ends on May 31. Fiscal years 1997, 1996, and 1995 were 52, 52 and 53 weeks respectively.

Note 2 - Borrowings

Bank Credit Line - The Company has a line of credit with its bank under which it can borrow amounts up to $20 million.

Under the terms of the line of credit that expires in October 1997, the Company is required, among other things, to maintain minimum working capital, current ratio and tangible net worth levels and is not to exceed a defined maximum debt to tangible net worth ratio. Borrowings under the line will be secured by certain of the Company's assets and will be at either the bank's prime rate or LIBOR at the Company's option. The interest rate at which the Company could borrow funds was 5.7%, 5.4% and 6.1% at May 31, 1997, 1996, and 1995,
respectively.

At May 31, 1997, 1996, and 1995, there were no borrowings under the Company's line of credit, and as such, the entire $20 million was available to the Company.

At May 31, 1997, 1996 and 1995, the Company was in compliance with all debt covenants relating to its credit agreements.

Interest paid by the Company was $38,000, $52,000 and $1,000 in fiscal years 1997, 1996, and 1995.

Note 3 - Valuation and Qualifying Accounts

The activity for the past three fiscal years in the allowance for doubtful accounts, which is deducted from accounts receivable, and the allowance for amounts unbillable, which is deducted from unbilled work in progress, is as follows (in thousands):


                                                                                  Write-offs          Balance
                                              Balance at          Charged             of                at
                                               Beginning            to           Uncollectable          End
Description                                    of Period          Expense          Accounts          of Period

Year ended May 31, 1997
   Allowance for doubtful accounts             $  725             $ 160            $(248)          $   637
   Allowance for amounts unbillable               751               ---              ---               751
Year ended May 31, 1996
   Allowance for doubtful accounts             $  802             $  68            $(145)          $   725
   Allowance for amounts unbillable               751               ---              ---               751
Year ended May 31, 1995
   Allowance for doubtful accounts             $1,303             $ 154            $(655)          $   802
   Allowance for amounts unbillable               751               ---              ---               751

Note 4 - Income Taxes

The provision for income tax consists of the following (in thousands):


                                                                      Years Ended May 31,
                                                    1997                     1996                      1995
-----------------------------------------------------------------------------------------------------------
Current:

      Federal                                    $2,104                      $  (4)                  $  964
      Foreign                                       177                         78                      ---
      State & Local                                 533                          6                      150
-----------------------------------------------------------------------------------------------------------

                                                  2,814                         80                    1,114
-----------------------------------------------------------------------------------------------------------

Deferred:

      Federal                                      (756)                       639                      655
      Foreign                                       (30)                       (56)                     ---
      State & Local                                (136)                        87                      170
-----------------------------------------------------------------------------------------------------------

                                                   (922)                       670                      825
-----------------------------------------------------------------------------------------------------------

      TOTAL                                      $1,892                     $  750                   $1,939
===========================================================================================================

Income (loss) before provision for income taxes and minority interest is as follows (in thousands):


                                                                                   Years Ended May 31,
                                                                            1997           1996         1995

Domestic                                                                  $4,331         $1,808       $5,073
Foreign                                                                      (43)          (161)        (166)
-------------------------------------------------------------------------------------------------------------

     Total                                                                $4,288         $1,647       $4,907
============================================================================================================

A reconciliation between the statutory federal income tax rate and the effective income tax rates is as follows:

                                                                    Years Ended May 31,
                                                                            1997           1996         1995
------------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                                          34.0%           34.0%        34.0%
State and local income taxes, net of
     federal tax benefits                                                   6.1             6.8          5.5
Foreign taxes                                                               3.0             5.1          ---
Tax exempt interest                                                        (3.0)           (6.5)        (0.7)
Goodwill amortization                                                       0.6             1.6          0.5
Other, net                                                                  3.4             4.5          0.2
------------------------------------------------------------------------------------------------------------

Effective income tax rates                                                 44.1%           45.5%        39.5%
=============================================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                   Years Ended May 31,
                                                                               1997                  1996
Deferred Tax Liabilities:
          Prepaid expenses                                                    $  (59)             $   (95)
          Deferred revenue                                                       (51)                (817)
          Deferred state taxes                                                  (354)                (378)
----------------------------------------------------------------------------------------------------------
               Total Deferred Tax Liabilities                                   (464)              (1,290)
----------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
          Allowances for doubtful accounts
            and amounts unbillable                                               663                  575
          Depreciation and amortization of intangibles                           393                  534
          Employee benefits                                                    2,035                1,678
          Claims reserves                                                        819                1,030
          Rental inducements                                                     329                  316
          Other, net                                                             465                  475
---------------------------------------------------------------------------------------------------------
               Total Deferred Tax Assets                                       4,704                4,608
---------------------------------------------------------------------------------------------------------

  Net Deferred Assets                                                         $4,240               $3,318
=========================================================================================================


The Company recorded no valuation allowance related to deferred taxes at May 31, 1997 and 1996. Management believes that the Company will be able to realize the recorded balance of the net deferred tax assets through future taxable income.

Income taxes paid were as follows (in thousands):

                                1997                             $  945
                                1996                              1,069
                                1995                                521

Note 5 - Deposits and Other Assets

Deposits and other assets consist of the following (in thousands):



                                                                                May 31,
                                                                 1997                       1996
------------------------------------------------------------------------------------------------

     Goodwill and other intangibles, net of
       accumulated amortization of $2,796 in 1997
       and $2,478 in 1996                                        $3,995                    $4,189
     Non-current deferred income taxes                            1,549                     1,844
     Deposits and other                                             436                       690
-------------------------------------------------------------------------------------------------
       Total                                                     $5,980                    $6,723
=================================================================================================

Note 6 - Other Liabilities

Other liabilities consist of the following (in thousands):



                                                                               May 31,
                                                                 1997                       1996
------------------------------------------------------------------------------------------------

     Claims reserves                                             $1,237                    $1,736
     Long-term portion of capital
         lease obligations                                          216                       247
-------------------------------------------------------------------------------------------------
       Total                                                     $1,453                    $1,983
=================================================================================================

Note 7 - Defined Contribution Pension Plan

The Company has a defined contribution pension plan that covers substantially all of its employees. The Company's contributions to the plan are discretionary and may be in the form of cash payments or the Company's common stock. The amounts charged to operations for this plan were $615,000 for 1997, $633,000 for 1996, and $739,000 for 1995. The contributions for 1997, 1996 and 1995 were made in the form of the Company's common stock.

Note 8 - Acquisitions

The Company did not make any acquisitions of a material nature in fiscal 1997 or 1996. The Company paid $0.1 million in additional purchase price in fiscal 1997 in accordance with the terms of an acquisition completed in fiscal 1995.

In November 1994, the Company acquired 76.3% of the outstanding common stock of Envirosciences Pty Limited ("EPL"), an Australian company, for cash, plus future payments contingent on future earnings of EPL. In fiscal 1997 the Company purchased additional shares of EPL raising its ownership interest to 78.2%. EPL provides a wide range of environmental services through a network of five offices located in the major metropolitan areas of New South Wales and Queensland, Australia. This acquisition was accounted for as a purchase and, accordingly, the results of operations from the date of the acquisition have been included in the Company's consolidated financial statements. Had this acquisition taken place on June 1, 1994, the Company's 1995 results of operations would not have been materially different. The acquisition completed in fiscal 1995 was not material to the Company's operations or financial position.

Note 9 - Common Stock

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and not for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock Option Plans - In July 1987, the Company adopted, and the shareholders approved, the 1987 Stock Option Plan that provides for the granting of stock options to employees and non-employee directors at no less than the fair market value of the common stock on the grant date. A total of 525,000 shares of the Company's common stock has been reserved for issuance under this plan.

In August 1988, the Company adopted the 1988 Stock Option and Restricted Stock Option Plan that provides for the granting of stock options to employees. In November 1989, the plan was amended to provide for the granting of options to non-employee directors. Stock options may be incentive or non-statutory. Non-statutory stock options may be either restricted or non-restricted. All incentive stock options and non-restricted non-statutory stock options are to be granted at no less than the fair market value of the common stock on the grant date. Restricted stock options may be granted at a price determined by the Board of Directors, but shall not be less than $1.00 per share. A total of 1,050,000 shares of the Company's common stock has been reserved for issuance under this plan. All options granted under the 1987 and 1988 Stock Option Plans have 10 year terms, and vest and become fully exercisable after three or four years of continued employment.

Following is a summary of options granted under the 1987 and 1988 stock option plans:


                                                                              Optioned Shares
                                                                       Range                Weighted
                                              Number                    of                   Average
                                                of                   Exercise               Exercise
                                              Shares                  Prices                  Price

BALANCE MAY 31, 1994                         1,129,750          $1.00        $15.25           $9.70
---------------------------------------------------------------------------------------------------

Options granted                                167,000           5.50          7.25            5.78
Options cancelled                             (259,500)          5.50         15.25            9.80
Options exercised                               (4,000)          1.00          1.00            1.00
---------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1995                         1,033,250          $1.00        $14.30           $9.08
---------------------------------------------------------------------------------------------------

Options granted                                 57,000           5.88          6.88            6.21
Options cancelled                              (79,250)          5.50         14.13            9.43
Options exercised                               (1,000)          1.00          1.00            1.00
---------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1996                         1,010,000          $1.00        $14.30           $8.90
---------------------------------------------------------------------------------------------------

Options granted                                 10,500           6.25          7.25            6.63
Options cancelled                             (174,063)          5.50         14.13            9.13
Options exercised                               (6,000)          1.00          5.50            4.00
---------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1997                           840,437          $1.00        $14.30           $8.85
---------------------------------------------------------------------------------------------------

Under the Company's stock option plans, 670,249 and 648,625 options were exercisable at May 31, 1997 and 1996, respectively, at exercise prices ranging from $1.00 to $14.30. The contractual life at May 31, 1997, was 0.2 to 9.6 years, with a weighted average contractual life of 4.8 years.

The following is a summary of fixed stock options outstanding and exercisable by price range at May 31, 1997:



                                               Options Outstanding                   Options Exercisable
                                    Weighted
                                       Number       Average                       Number
                                        Out-       Remaining     Weighted          Exer-        Weighted
                                      standing     Contrac-       Average         cisable        Average
           Range of                     as of        tual        Exercise          as of        Exercise
        Exercise Prices                5/31/97       Life          Price          5/31/97         Price
   $1.0000    -   $1.0000                 3,000      2.13       $1.0000            3,000       $1.0000
    5.5000    -    6.5000               178,500      7.54        5.8051           70,500        5.7498
    6.6250    -    7.8750               233,187      6.40        7.4593          170,999        7.4734
    8.1667    -   10.8333               176,500      0.70        8.6686          176,500        8.6686
   11.1250    -   14.3000               249,250      4.41       12.5692          249,250       12.5692

   $1.000     -  $14.3000               840,437      4.84       $8.8543          670,249       $9.4729

Employee Stock Purchase Plan - The 1991 Employee Stock Purchase Plan was approved and subsequently amended by the Company's Board of Directors and Shareholders. A total of 250,000 shares of the Company's common stock has been reserved for issuance pursuant to this plan at a price which is 85% of the stock's fair market value. As of May 31, 1997, a total of 166,349 shares has been purchased through this plan

1995 Executive Stock Incentive Plan - In November 1995, the Company's shareholders approved a stock incentive plan which reserved 200,000 shares of common stock to be awarded to selected executives of the Company in lieu of, or in addition to, regular or bonus compensation. No shares were issued under this plan as of May 31, 1997 or 1996.

Non-employee Directors Stock Compensation Plan - In December 1996, the Company established a non-employee directors stock compensation plan which reserved 100,000 shares to be issued to non-employee directors of the Company. Directors can elect to have all or a portion of their director compensation paid in the form of common stock of the Company in lieu of cash compensation. A total of 5,072 shares has been issued under this plan as of May 31, 1997.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant under the fixed price option plans and the fair value of the employee's purchase rights under the employee stock purchase plan were estimated at the date of grant using a Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both periods below. The weighted-average of all other significant assumptions and the weighted-average fair value of grants made during the years ended May 31, 1997 and 1996 are as follows:


                                                 May 31, 1997                         May 31, 1996
                                        Option Plan        ESPP Plan          Option Plan       ESPP Plan

Volatility                                70.08%            70.08%              70.08%           70.08%
Risk-free interest rate                    6.08%             5.51%               6.30%            5.16%
Expected lives                             4.23 yrs          0.5 yrs             4.51 yrs         0.5 yrs
Fair value of grants                      $3.85             $1.78               $3.73            $1.91

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (in thousands) and earnings per share would have been $2,351, or $0.47 per share and $930, or $0.19 per share, for the fiscal years 1997 and 1996, respectively.

Note 10 - Commitments and Contingencies

The Company leases certain premises under operating lease agreements, and equipment under operating lease and capital lease agreements.

The following assets were capitalized under capital lease arrangements (in thousands):


                                                                                             May 31,
                                                                              1997                        1996
--------------------------------------------------------------------------------------------------------------
     Vehicles                                                                 $306                        $341
     Equipment                                                                 173                          93
--------------------------------------------------------------------------------------------------------------
                                                                               479                         434
     Accumulated amortization                                                 (139)                       (109)
---------------------------------------------------------------------------------------------------------------

                                                                              $340                        $325
==============================================================================================================

Future minimum commitments under leasing arrangements at May 31,1997 were as follows (in thousands):

                                                                              Capital                 Operating
                                                                              Leases                   Leases
Year ending May 31:

     1998                                                                     $144                      $4,157
     1999                                                                      149                       3,562
     2000                                                                       54                       2,770
     2001                                                                       25                       1,631
     2002 and thereafter                                                        12                       2,459
--------------------------------------------------------------------------------------------------------------

Minimum commitments                                                           $384                     $14,579
                                                                                                       =======

     Less amount representing interest                                          53

Present value of minimum lease
     obligations                                                               331
Less current portion of lease obligations
     included in accrued expenses                                              115

Long term lease obligations included in
     other liabilities                                                        $216

Rental expense was $4.9 million in 1997 $5.6 million in 1996, and, $5.5 million in 1995. Lease terms expire between June, 1997 and October, 2003. Most leases contain a renewal option at fair market value.

The Company has a substantial number of U.S. Government contracts, under which the costs are subject to audit. Management believes that the effect of disallowed costs, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits and in the aggregate such claims will not have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

The Company is provided a $5 million per occurrence professional liability and a $5 million per occurrence contractor's pollution liability insurance policy through an unrelated, rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

Note 11 - Selected Quarterly Financial Data (Unaudited)

The Company's fiscal quarters end on August 31, November 30, February 28, and May 31. Selected quarterly financial data for fiscal 1997 and 1996 are summarized as follows (in thousands, except per share data):

                                 Quarterly Data

                                                     First           Second            Third            Fourth
                                                    Quarter          Quarter          Quarter           Quarter

YEAR ENDED MAY 31, 1997
Net revenue                                        $20,979          $21,282           $19,520          $22,495
Operating income                                       304            1,230               813            1,765
Net income                                             226              750               462              966
Net income  per common share                       $  0.05          $  0.15           $  0.09          $  0.20
Weighted average shares outstanding                  4,920            4,996             4,974            4,921
--------------------------------------------------------------------------------------------------------------

YEAR ENDED MAY 31, 1996
Net revenue                                        $22,708          $22,701           $20,237          $20,009
Operating income (loss)                              1,356            1,375             (163)          (1,729)
Net income (loss)                                      935              959                79          (1,020)
Net income (loss) per common share                 $  0.19          $  0.20           $  0.02          $(0.21)
Weighted average shares outstanding                  4,804            4,871             4,866            4,865
--------------------------------------------------------------------------------------------------------------

The Company recorded $1.4 million in expenses in the fourth quarter of fiscal 1996 associated with downsizing of certain operations.

                Report of Ernst & Young LLP, Independent Auditors


Shareholders and Board of Directors
Harding Lawson Associates Group, Inc.
Novato, California


We have audited the accompanying consolidated balance sheets of Harding Lawson Associates Group, Inc. as of May 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harding Lawson Associates Group, Inc. at May 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP

San Francisco, California
July 3, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.





                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Proposal No. 1: Election of Directors" under the sections entitled "General," "Security Ownership of Management," "The Directors", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1997, which is to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference.

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

                  Consolidated Balance Sheets, May 31, 1997 and 1996

                  Consolidated Statements of Income for the years ended May 31, 1997, 1996, and 1995

                  Consolidated Statements of Shareholders' Equity for the years ended May 31, 1997, 1996, and 1995

                  Consolidated Statements of Cash Flows for the years ended May 31, 1997, 1996, and 1995

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

     (ii)         Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (iii)         Exhibits

         All of the Exhibits listed below, other than those marked with an asterisk, were filed as Exhibits to (a) the Company's Registration Statement on Form S-1 (Registration No. 33-15852), as filed with the Securities and Exchange Commission (the "Commission") on July 16, 1987 (the Registration Statement) and subsequently amended on August 14, 18, and 19, 1988, (b) the Company's 1988 Annual Report on Form 10-K, as filed with the Commission on August 28, 1988, (c) the Company's 1994 Annual Report on Form 10-K, as filed with the Commission on August 25, 1994, (d) the Company's 1995 Annual Report on Form 10-K, as filed with the Commission on August 25, 1995, or (e) the Company's 1996 Annual Report on Form 10-K, as filed with the Commission on August 29, 1996 and are incorporated herein by reference. Exhibits marked with a single asterisk are attached as Exhibits to this Annual Report.

          3.1 Restated Certificate of Incorporation of the Company, incorporated by reference from amendment No. 1 to the Company's Registration Statement on Form S-1 under the 1933
                  Act, Registration No. 33-15852, which was filed with the Commission on August 14, 1987 ("Amendment No. 1"), where it appears as Exhibit 3(a) thereto.

          3.2 Amendment to Restated Certificate of Incorporation changing the Company's name from Harding Associates, Inc. to Harding Lawson Associates Group, Inc., incorporated by references from the Company's 1996 Annual Report on Form 10-K, as filed with the Commission on August 29, 1996 ("1996 Form 10-K"), where it appears as Exhibit 3.2 thereto,

          3.3     Bylaws  of  the  Company,   incorporated   by  reference  from
                  Amendment No. 1, where they appear as Exhibit 3(c) thereto.

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

          10.3 Amendment to the Harding Lawson Associates Group, Inc. 1991 Employee Stock Purchase Plan, incorporated by reference from the 1996 Form 10-K, where it appears as Exhibit 10.3 thereto.

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

          10.8 Line of credit agreement with Wells Fargo Bank, N.A. dated October 31, 1995, incorporated by reference from the 1996 Form 10-K, where it appears as Exhibit 10.8 thereto.

          10.9@ 1995 Executive Stock Incentive Plan approved by the Company's Shareholders in November 1995, incorporated by reference from the 1996 Form 10-K, where it appears as Exhibit 10.9 thereto.

          10.10*  Non-employee Director Compensation Plan dated April 27, 1997.

          11.*    Computation of Per Share Earnings.

          21.*    Subsidiaries of the Registrant.

          23.*    Consent of Ernst and Young LLP.

          27.     Financial Data Schedule (electronic filing only).

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


                                        HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  August 15, 1997                 By: /s/ Donald L. Schreuder
                                           -----------------------
                                           Donald L. Schreuder
                                           President and Chief Executive Officer




Date:  August 18, 1997                 By: /s/ Gregory A. Thornton
                                           ------------------------
                                           Gregory A. Thornton
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ James M. Edgar             Director                         August 17, 1997
-------------------------
James M. Edgar



/s/ Donald K. Stager           Director                         August 12, 1997
-------------------------
Donald K. Stager



                               Director and Chairman
Richard S. Harding               Emeritus



/s/ Stuart F. Platt            Director                         August 12, 1997
-------------------------
Adm. Stuart F. Platt (Ret.)



/s/ Richard D. Puntillo        Chairman of the Board            August 15, 1997
-------------------------
Richard D. Puntillo



/s/ Donald L. Schreuder        President, Chief Executive       August 8, 1997
-------------------------
Donald L. Schreuder              Officer, and Director



/s/ Barton W. Shackelford      Director                         August 14, 1997
-------------------------
Barton W. Shackelford

                                Index to Exhibits

Exhibit No.                                   Exhibit


     10.10                 Non-employee Director Compensation Plan dated
                           April 27, 1997.

     11.                   Computation of Per Share Earnings.

     21.                   Subsidiaries of the Registrant

     23.                   Consent of Ernst and Young LLP

     27.                   Financial Data Schedule (Electronic filing only)