Form 10-Q
period 1997-08-31
HARDING LAWSON ASSOCIATES GROUP INC
filed 1997-10-14
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X             Quarterly Report Pursuant to Section 13 or 15(d) of the
 ------           Securities Exchange Act of 1934

                  For the quarterly period ended August 31, 1997 or

                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____________ to _____________

                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             68-0132062
(State or other jurisdiction of                            I.R.S. Employer
 incorporation or organization)                           Identification No.)

     7655 Redwood Boulevard
       Novato, California                                       94945
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 3, 1997 the registrant had issued and outstanding an aggregate of 4,970,167 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                            Page

PART I.           FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           August 31, 1997 (Unaudited) and May 31, 1997........................3

           Condensed Consolidated Statements of Income -
           Three Months Ended August 31, 1997
           and August 31, 1996 (Unaudited).....................................4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended August 31, 1997 and
           August 31, 1996 (Unaudited).........................................5

           Notes to Condensed Consolidated Financial Statements
           August 31, 1997 (Unaudited).........................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................7

PART II.          OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................10

SIGNATURES ...................................................................11

INDEX TO EXHIBITS ............................................................12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                     August 31, 1997             May 31, 1997
-------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $23,066                   $24,464
     Accounts receivable                                                  22,457                    22,911
     Unbilled work in progress                                             6,452                     6,221
     Less allowances for receivables and
         unbilled work                                                    (1,408)                   (1,387)
     Prepaid expenses                                                      1,386                     1,073
     Deferred income taxes                                                 2,859                     2,691
----------------------------------------------------------------------------------------------------------
         Total current assets                                             54,812                    55,973
----------------------------------------------------------------------------------------------------------
     Equipment                                                            21,870                    21,701
     Less accumulated depreciation                                       (17,762)                  (17,299)
-----------------------------------------------------------------------------------------------------------
         Net equipment                                                     4,108                     4,402
----------------------------------------------------------------------------------------------------------
Deposits and other assets                                                  6,262                     5,980
----------------------------------------------------------------------------------------------------------
         Total assets                                                    $65,182                   $66,355
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $ 3,981                   $ 4,538
     Accrued expenses                                                      4,352                     4,845
Accrued compensation                                                       5,273                     6,632
     Income taxes payable                                                  1,538                     1,962
----------------------------------------------------------------------------------------------------------
         Total current liabilities                                        15,144                    17,977
----------------------------------------------------------------------------------------------------------
Other liabilities                                                          1,524                     1,453
----------------------------------------------------------------------------------------------------------
         Total liabilities                                                16,668                    19,430
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                                            299                       323
----------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
       authorized shares 1,000,000;
       issued and outstanding--none
     Common stock--$.01  par value;
       authorized shares 10,000,000;
       issued and outstanding--4,970,167
       and 4,864,503 at August 31, 1997
       and May 31, 1997, respectively                                         50                        49
     Additional paid-in capital                                           18,674                    17,982
     Retained earnings                                                    29,491                    28,571
----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       48,215                    46,602
----------------------------------------------------------------------------------------------------------
              Total liabilities and
              shareholders' equity                                       $65,182                   $66,355
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                          Three Months Ended August 31,
                                                                         1997                        1996
                                                                         --------------------------------
Gross revenue                                                            $31,818                   $30,944
Less:  Cost of outside services                                           10,137                     9,965
----------------------------------------------------------------------------------------------------------

Net revenue                                                               21,681                    20,979
----------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                                                 14,592                    14,787
     General expenses                                                      5,762                     5,888
----------------------------------------------------------------------------------------------------------

     Total costs and expenses                                             20,354                    20,675
----------------------------------------------------------------------------------------------------------

Operating income                                                           1,327                       304

Interest in loss of unconsolidated subsidiaries                              (50)                      (53)

Interest income, net                                                         264                       184
----------------------------------------------------------------------------------------------------------

Income before provision for income taxes
     and minority interest                                                 1,541                       435

Provision for income taxes                                                   645                       205

Minority interest                                                            (24)                        4
----------------------------------------------------------------------------------------------------------

Net income                                                               $   920                  $    226
==========================================================================================================

Net income per common share                                              $  0.19                  $   0.05
==========================================================================================================

Shares used in per share calculation                                       4,928                     4,920
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                           Three Months Ended August 31,
                                                                          1997                       1996
                                                                          -------------------------------
OPERATING ACTIVITIES
     Net income                                                           $  920                    $  226
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                       625                       624
         Net increase in current assets                                     (237)                   (6,486)
         Net increase (decrease) in current liabilities                   (2,105)                    3,054
         Other, net                                                         (110)                      294
----------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         OPERATING ACTIVITIES                                               (907)                   (2,288)
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of equipment, net                                             (251)                     (649)
     Investment in acquisition                                              (197)                       --
----------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         INVESTING ACTIVITIES                                               (448)                     (649)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from sale of stock                                              37                        58
     Repurchase of common stock                                              (80)                       --
----------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY
         (USED IN) FINANCING ACTIVITIES                                      (43)                       58
----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,398)                   (2,879)

     Cash and cash equivalents at
     beginning of period                                                  24,464                    19,012
----------------------------------------------------------------------------------------------------------

CASH  AND CASH  EQUIVALENTS AT END OF PERIOD                             $23,066                   $16,133
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

August 31, 1997

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. Reclassification of certain balances for the fiscal year ended May 31, 1997 have been made to conform to the August 31, 1997 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

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

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Statement of Financial Accounting Standards No. 128 "Earnings per Share," (FAS 128) was issued and is effective for the year ending May 31, 1998. The Company will change its method for computing earnings per share and restate all periods to reflect the change in its consolidated statements of income effective with the issuance of the Company's third and fourth quarters and annual report for 1998. The new method requires calculation of earnings per share excluding the dilutive effect of common stock equivalents such as stock options and warrants. The impact of FAS 128 on basic earnings per share and fully diluted earnings per share is not expected to be material.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the level of future purchases of fixed assets, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the possibility of the Company's making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
---------------------
(In thousands, except share data)

The following table sets forth, for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                                                          Percentage of
                                                                           Net Revenue
                                                                        For Three Months              Percentage
                                                                        Ended August 31,          Increase/(Decrease)
                                                                                                     Three Months
                                                                    1997             1996            1997 vs. 1996
                                                                    ----             ----            -------------
Net revenue                                                         100%             100.0%              3.3%
Costs and expenses
     Payroll and benefits                                            67.3             70.4               1.3
     General expenses                                                26.6             28.1              (2.1)
Operating income/margin                                               6.1              1.5             336.0
Interest income, net, and interest in loss
     of unconsolidated subsidiaries                                   1.0              0.6              62.6
Income before income taxes
     and minority interest                                            7.1              2.1             254.0
Provision for income taxes                                            3.0              1.0             214.0
Net income                                                            4.1              1.1             306.8

First Quarter Comparison for Fiscal Years 1998 and 1997
-------------------------------------------------------

Net revenue for the fiscal quarter ended August 31, 1997 totaled $21,681, an increase of 3.3 percent from net revenue of $20,979 for the first quarter of the prior fiscal year. The increase in net revenue for the quarter ended August 31, 1997 was primarily due to a 13 percent increase in public sector net revenue, partially offset by a seven percent decline in net revenue from domestic industrial clients and an 18 percent decline in international net revenue. The increase in public sector net revenue was due to a 46 percent increase in state and local net revenue partially offset by a seven percent decline in federal net revenue. Excluding international, the increase in net revenue was due to higher prices for the Company's services while demand was essentially unchanged compared to the same period in the prior fiscal year. International net revenue for the fiscal quarter ended August 31, 1997 was $1,314 or six percent of total net revenue compared to $1,607 or eight percent of total net revenue in the same quarter of the prior fiscal year.

Operating income for the first quarter of fiscal 1998 was $1,327, an increase of 336 percent from $304 for the same period in fiscal 1997. Operating margin increased to 6.1 percent of net revenue in the current quarter compared with 1.5 percent in the first quarter of fiscal 1997. The Company has reduced both its payroll and general expenses compared to the prior fiscal year. Payroll expenses as a percent of net revenue was lower due primarily to the utilization of variable and part-time staff. General expenses were two percent lower than the prior year primarily due to the lower staff levels.

Interest income for the first quarter of fiscal 1998 was $269 before interest expense of $5 compared to interest income of $194 before interest expense of $10 for the first quarter of the prior fiscal year. Net interest income was higher primarily due to the Company's increased cash position that resulted in higher balances of invested cash.

In fiscal 1997 the Company invested in the start-up of a limited liability company, Standards Training Corporation, that specializes in ISO 14000 training. The minority position in this entity is accounted for using the equity method. The Company elected to fund the venture in the first quarter of fiscal 1998 with an additional $50,000 which was expensed in the first quarter of fiscal 1998. The Company has determined that it will make no further investments under this joint venture arrangement.

The effective tax rate was 41.9 percent for the first quarter of fiscal 1998 and was 47.2 percent in the first quarter of the prior year. The effective tax rate in fiscal 1998 reflects the impact of increased domestic earnings relative to the results of international operations compared to last fiscal year.

Net income for the quarter was $920 compared with $226 in the first quarter of 1997, an increase of 307 percent. Earnings per share were $0.19 on 4,928,000 weighted average shares outstanding compared to $0.05 per share on 4,920,000 weighted average shares outstanding in the same period last year.

Liquidity and Capital Resources
-------------------------------

For the three months ended August 31, 1997, net cash used in operations was $907 compared to net cash used in operations of $2,288 for the same period last year. The decrease in cash used in operations was primarily due to a reduction in days sales in the Company's receivables in the current fiscal year compared to a year ago.

The Company made capital expenditures of $251 in the first three months of fiscal 1998 compared to capital expenditures of $649 in the first three months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those made in the prior fiscal year. The Company made a payment of $197 under the terms of an acquisition agreement related to an acquisition completed in fiscal 1994.

At August 31, 1997, the Company had cash on hand and cash equivalents of $23,066. The Company has a $20 million revolving credit line agreement that expires in October 1997. At August 31, 1997 and 1996, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at 5.7 percent at August 31, 1997 and at May 31, 1997. The Company has a commitment from its bank renewing the credit agreement for a two-year period under substantially the same terms as the current agreement.

The Board of Directors of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market for the purpose of funding the Company's various employee stock programs. The Company repurchased 10,500 shares during the quarter ended August 31, 1997 at a price of $7.63. There were no repurchases during the first quarter of the prior fiscal year.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services, and encounters potential liability including claims for errors and omissions resulting from design or construction defects, construction cost overruns or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters and in the aggregate such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company maintains a $5 million per occurrence professional liability policy and a $5 million per occurrence contractor's pollution liability insurance policy through an unrelated, rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended August 31, 1997:

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



                                           HARDING LAWSON ASSOCIATES GROUP, INC.



Date:           10-9-97               /s/ Donald L. Schreuder
                                      Donald L. Schreuder
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:           10-9-97               /s/ Gregory A. Thornton
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