Form 10-Q
period 1997-11-30
HARDING LAWSON ASSOCIATES GROUP INC
filed 1998-01-12
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X             Quarterly Report Pursuant to Section 13 or 15(d) of the
  -----           Securities Exchange Act of 1934

                  For the quarterly period ended November 30, 1997 or

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

At January 7, 1998 the registrant had issued and outstanding an aggregate of 4,991,936 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.


                                                                            Page

PART I.           FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets -
              November 30, 1997 (Unaudited) and
              May 31, 1997...................................................3

              Condensed Consolidated Statements of Income -
              Three and Six Months Ended November 30, 1997 and
              November 30, 1996 (Unaudited)..................................4

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended November 30, 1997 and
              November 30, 1996 (Unaudited)..................................5

              Notes to Condensed Consolidated Financial Statements
              November 30, 1997 (Unaudited)..................................6

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................7

PART II. OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders...........10

  Item 6.     Exhibits and Reports on Form 8-K..............................11

SIGNATURES..................................................................12

INDEX TO EXHIBITS...........................................................13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                    November 30, 1997            May 31, 1997
-------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $24,441                   $24,464
     Accounts receivable                                                  25,419                    22,911
     Unbilled work in progress                                             4,999                     6,221
     Less allowances for receivables and
         unbilled work                                                    (1,356)                   (1,387)
     Prepaid expenses                                                      1,371                     1,073
     Deferred income taxes                                                 2,429                     2,691
----------------------------------------------------------------------------------------------------------
         Total current assets                                             57,303                    55,973
----------------------------------------------------------------------------------------------------------
     Equipment                                                            22,281                    21,701
     Less accumulated depreciation                                       (18,148)                  (17,299)
-----------------------------------------------------------------------------------------------------------
         Net equipment                                                     4,133                     4,402
----------------------------------------------------------------------------------------------------------
Deposits and other assets                                                  6,109                     5,980
----------------------------------------------------------------------------------------------------------
         Total assets                                                    $67,545                   $66,355
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $5,609                    $4,538
     Accrued expenses                                                      4,204                     4,845
     Accrued compensation                                                  6,161                     6,632
     Income taxes payable                                                    785                     1,962
----------------------------------------------------------------------------------------------------------
         Total current liabilities                                        16,759                    17,977
Other liabilities                                                          1,365                     1,453
----------------------------------------------------------------------------------------------------------
         Total liabilities                                                18,124                    19,430
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                                            279                       323
----------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01  par value
       authorized  shares  10,000,000;
       issued and outstanding--4,978,317
       and 4,864,503 at November 30, 1997
       and May 31, 1997, respectively                                       50                        49
     Additional paid-in capital                                           18,710                    17,982
     Retained earnings                                                    30,382                    28,571
----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       49,142                    46,602
----------------------------------------------------------------------------------------------------------
              Total liabilities and
              shareholders' equity                                       $67,545                   $66,355
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended              Six Months Ended
                                                                November 30,                   November 30,
                                                           1997               1996           1997          1996
---------------------------------------------------------------------------------------------------------------

Gross revenue                                            $33,628           $32,286        $65,446        $63,230
Less:  Cost of outside services                           12,348            11,004         22,485         20,969
----------------------------------------------------------------------------------------------------------------

Net revenue                                               21,280            21,282         42,961         42,261
----------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                                 13,917            14,220         28,509         29,007
     General expenses                                      6,098             5,832         11,860         11,720
----------------------------------------------------------------------------------------------------------------

     Total costs and expenses                             20,015            20,052         40,369         40,727
----------------------------------------------------------------------------------------------------------------

Operating income                                           1,265             1,230          2,592          1,534
Interest in loss of unconsolidated subsidiaries               --               (57)           (50)          (110)
Interest income, net                                         243               157            507            341
----------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
     and minority interest                                 1,508             1,330          3,049          1,765

Provision for income taxes                                   637               558          1,282            763

Minority interest                                            (20)               22            (44)            26
----------------------------------------------------------------------------------------------------------------

Net income                                                  $891              $750         $1,811           $976
================================================================================================================

Net income per common share                                $0.17             $0.15          $0.36          $0.20
================================================================================================================

Shares used in per share calculation                       5,133             4,996          5,031          4,958
================================================================================================================

   The accompanying notes are an integral part of these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                           Six Months Ended November 30,
                                                                          1997                       1996

OPERATING ACTIVITIES
     Net income                                                          $ 1,811                   $   976
     Adjustments  to  reconcile  net income
     to net cash  provided  by (used in)
     operating activities:
         Depreciation and amortization                                     1,246                     1,267
         Net increase in current assets                                   (1,353)                   (7,560)
         Net increase (decrease) in current liabilities                     (478)                    4,009
         Other increase (decrease)                                          (216)                      306
----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                              1,010                    (1,002)
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Net purchase of equipment                                            (1,009)                   (1,109)
-----------------------------------------------------------------------------------------------------------
         NET CASH USED IN
         INVESTING ACTIVITIES                                             (1,009)                   (1,109)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from sale of common stock                                      156                        58
     Repurchase of common stock                                             (180)                     (159)
-----------------------------------------------------------------------------------------------------------
         NET CASH USED IN
         FINANCING ACTIVITIES                                                (24)                     (101)
-----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                                         (23)                   (2,212)
     Cash and cash equivalents at beginning of period                     24,464                    19,012
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                         $24,441                   $16,800
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

November 30, 1997

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1997. Reclassification of certain balances for the fiscal year ended May 31, 1997 have been made to conform to the November 30, 1997 presentation.

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

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Statement of Financial Accounting Standards No. 128 "Earnings per Share," (FAS 128) was issued and is effective for the year ending May 31, 1998. The Company will change its method for computing earnings per share and restate all periods to reflect the change in its consolidated statements of income effective with the issuance of the Company's third and fourth quarters and annual report for 1998. The new method requires calculation of earnings per share excluding the dilutive effect of common stock equivalents such as stock options and warrants. The impact of FAS 128 on basic earnings per share and diluted earnings per share would not have had a material effect on earnings per share for the six months ended November 30, 1997 and 1996.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the level of future purchases of fixed assets, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
---------------------
(In thousands, except share data)

The following table sets forth, for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenue, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                              Percentage of Net Revenue                       Percentage
                                   Three Months Ended          Six Months Ended           Increase (Decrease)
                                      November 30,               November 30,                November 30,
                                                                                    Three Months     Six Months
                                    1997         1996         1997         1996     1997 vs 1996    1997 vs 1996
                                    ----         ----         ----         ----     ------------    ------------

Net revenue                        100.0%       100.0%       100.0%       100.0%         0.0%            1.7%
Costs and expenses
     Payroll and benefits           65.4         66.8         66.4         68.7         (2.1)           (1.7)
     General expenses               28.7         27.4         27.6         27.7          4.6             1.2
Operating income/margin              5.9          5.8          6.0          3.6          2.9            69.0
Interest income, net and
     interest in loss of uncon-
     solidated subsidiaries          1.2          0.4          1.1          0.6        142.7            97.7
Income before income taxes
     and minority interest           7.1          6.2          7.1          4.2         13.4            72.7
Provision for income taxes
     and minority interest           2.9          2.7          2.9          1.9          6.4            56.9
Net income                           4.2          3.5          4.2          2.3         18.8            85.5

Second Quarter Comparison for Fiscal Years 1998 and 1997
--------------------------------------------------------

Net revenue for the fiscal quarter ended November 30, 1997 totaled $21,280, virtually unchanged from net revenue of $21,282 for the second quarter of the prior fiscal year. Although net revenue was unchanged for the quarter ended November 30, 1997, the Company did experience a 3 percent decline in net revenue from domestic industrial contracts, and a 26 percent decline in net revenue from international operations compared to the same quarter in the prior year, offset by an 8 percent increase in net revenue from public sector contracts. The increase in public sector net revenue was due to an increase in net revenue from state and local agency's contracts. Revenue from this component of the public sector derived significant benefit from certain contracts that were completed or suspended in the first half of fiscal 1998. This increase was partially offset by a decline in net revenue from federal contracts. Overall, net revenue from public sector clients accounted for 46 percent of total net revenue compared to 43 percent in the prior year. Although net revenue from domestic industrial clients was 3 percent lower than in the second quarter of the prior fiscal year, it was 3 percent higher than the prior fiscal quarter. Domestic revenue in the second quarter was positively affected by higher prices for the Company's services compared to the same period in the prior fiscal year, offset by slightly lower demand. International net revenue for the fiscal quarter ended November 30, 1997 was $1,253 or 6 percent of total net revenue compared to $1,700 or 8 percent of total net revenue in the same quarter of the prior fiscal year.

Operating income was $1,265 in the second quarter of fiscal 1998, an increase of
2.9 percent from $1,230 for the same period in fiscal 1997. Operating margin increased to 5.9 percent of net revenue in the current quarter compared to 5.8 percent in the second quarter of fiscal 1997. The increase in operating income and margin was the result of lower payroll costs due primarily to a lower full time equivalent staff count. General expenses were 6.0 percent higher than the prior year reflecting in part the Company's spending on new marketing initiatives begun in the current fiscal year.

Net interest income for the second quarter ended November 30, 1997 rose by $86 compared to the prior year due primarily to a $7.3 million increase in the average cash balance compared to the second quarter of last year.

The effective tax rate was 42.2 percent for the second quarter of fiscal 1998 and was 41.9 percent in the second quarter of the prior year.

Net income for the quarter was $891 compared with $750 in the second quarter of fiscal 1997, an increase of 18.8 percent. Earnings per share were $0.17 on 5,133,000 weighted average shares outstanding compared to $0.15 per share on 4,996,000 weighted average shares outstanding in the same period last year. The increase in weighted average shares outstanding was primarily due to the increase in the price per share of the Company's common stock resulting in an increase in share equivalents used in the per share calculation.

Six Month Comparison for Fiscal Years 1998 and 1997
---------------------------------------------------

Net revenue for the six months ended November 30, 1997 amounted to $42,961, an increase of 1.7 percent from net revenue of $42,261 for the six months ended November 30, 1996. The increase in net revenue was due primarily to a 10 percent increase in public sector work offset by a decline in commercial and international sales compared to the six months ended November 30, 1996. Domestically the Company received higher prices for its services sufficient to offset slightly lower demand.

Operating income amounted to $2,592, an increase of 69.0 percent from operating income of $1,534 for the first six months of the prior year. The operating margin increased to 6.0 percent from 3.6 percent a year ago. The improved operating income and margin was due primarily to lower payroll costs combined with improved revenue compared to the same six months in the prior year, partially offset by higher general expenses.

Net interest income for the six months ended November 30, 1997 was $507, an increase of 48.6 percent from net interest income of $341 for the same period of the prior fiscal year. The increase was primarily due to a $6.5 million increase in the average cash balance compared to the prior year.

The effective tax rate for the six months ended November 30, 1997 was 42.0 percent, and for the six months ended November 30, 1996 was 43.2 percent. The effective tax rate in fiscal 1997 reflects the impact of losses from the start-up of certain international operations for which no tax benefit has been realized.

Net income for the six months was $1,811, higher than net income of $976 for the six month period in the prior year, an increase of 85.6 percent. Earnings per share were $0.36 on 5,031,000 weighted average shares outstanding compared to $0.20 on 4,958,000 weighted average shares outstanding in the first six month period of the prior year. The increase in weighted average shares outstanding was primarily due to the increase in the price per share of the Company's stock resulting in an increase in share equivalents used in the per share calculation.

Liquidity and Capital Resources
-------------------------------

For the six months ended November 30, 1997, net cash provided by operations was $1,010 compared to net cash used in operations of $1,002 for the same period last year. The increase in cash provided by operations was primarily due to a decrease in the Company's receivables offset by a decrease in current liabilities, and by an increase in prepaid taxes in the current fiscal year. The decrease in trade receivables was primarily due to better management of billing and collections this fiscal year compared with the same period in the prior fiscal year.

The Company made capital expenditures of $1,009 in the first six months of fiscal 1998 compared to capital expenditures of $1,109 in the first six months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those incurred in the prior fiscal year. The Company made a payment of $197 in the first fiscal quarter of 1998 under terms of an acquisition agreement related to an acquisition completed in fiscal 1994.

At November 30, 1997 the Company had cash on hand and cash equivalents of $24,441. The Company has a $20 million revolving credit line agreement that expires in November 1999. At November 30, 1997 and 1996, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at an interest rate of 6.0 percent at November 30, 1997, and 5.7 percent at May 31, 1997. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns, environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company maintains a $5 million per occurrence professional liability policy and a $5 million per occurrence contractor's pollution insurance policy through an unrelated, rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

The Board of Directors of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time for the purpose of funding the Company's various employee stock programs. The Company repurchased 21,300 shares for $180 in the first six months of fiscal 1998 under this program compared to 23,500 shares for $159 in the prior year.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant was held on November 5, 1997 and three proposals were presented to security holders for a vote; election of two directors, approval of the Non-employee Director Compensation Stock Plan, and ratification of independent auditors.

The six-member Board of Directors is divided into three classes. Each year one of the classes stands for election to a term of three years. The class standing for election at the 1997 annual meeting was Class I, consisting of two incumbent directors: Retired Rear Admiral Stuart F. Platt and Donald K. Stager. The terms for Class II Directors, Richard D. Puntillo and James M. Edgar expire in 1998, and the terms for Class III Directors, Richard S. Harding and Donald L. Schreuder expire in 1999.

The following table lists the votes cast:

                                                           For           Withheld
Proposal 1
Election of Directors
     Stuart F. Platt                                    4,031,949         294,164
     Donald K. Stager                                   4,191,366         134,747

                                                           For            Against           Abstain
Proposal 2
Approval of Non-employee Director
Compensation Stock Plan                                 4,310,041          14,395            1,677

                                                           For            Against           Abstain       Non-Vote
Proposal 3
Ratification of Ernst & Young, LLP
Independent Auditors                                    4,162,352          46,118           32,925          84,718

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.       Exhibits

               The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended November 30, 1997:

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


                                     HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  January 12, 1998               /s/ Donald L. Schreuder
                                      -----------------------
                                      Donald L. Schreuder
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  January 12, 1998               /s/ Gregory A. Thornton
                                      -----------------------
                                      Gregory A. Thornton
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX
                                                               Sequential
    Exhibit No.                                                  Page No.

       11       Computation of Per Share Earnings                   14

       27       Financial Data Schedule                 (Electronic Filing Only)