Form 10-Q
period 1998-02-28
HARDING LAWSON ASSOCIATES GROUP INC
filed 1998-04-03
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934

            For the quarterly period ended February 28, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 2, 1998 the registrant had issued and outstanding an aggregate of 4,986,690 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.


                                                                           Page

PART I.           FINANCIAL INFORMATION

  Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets -
  February 28, 1998 (Unaudited) and
  May 31, 1997.................................................................3

  Condensed Consolidated Statements of Income -
  Three and Nine Months Ended February 28, 1998 and
  February 28, 1997 (Unaudited)................................................4

  Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended February 28, 1998 and
  February 28, 1997  (Unaudited)...............................................5

  Notes to Condensed Consolidated Financial Statements
  February 28, 1998 (Unaudited)................................................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................7

PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..................................11

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                    February 28, 1998            May 31, 1997
-------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $26,864                   $24,464
     Accounts receivable                                                  21,208                    22,911
     Unbilled work in progress                                             3,843                     6,221
     Less allowances for receivables and
         unbilled work                                                    (1,356)                   (1,387)
     Prepaid expenses                                                      1,211                     1,073
     Deferred income taxes                                                 2,864                     2,691
----------------------------------------------------------------------------------------------------------
         Total current assets                                             54,634                    55,973
----------------------------------------------------------------------------------------------------------
     Equipment                                                            23,604                    21,701
     Less accumulated depreciation                                       (19,312)                  (17,299)
-----------------------------------------------------------------------------------------------------------
         Net equipment                                                     4,292                     4,402
----------------------------------------------------------------------------------------------------------
Deposits and other assets                                                  6,178                     5,980
----------------------------------------------------------------------------------------------------------
         Total assets                                                    $65,104                   $66,355
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $3,654                    $4,538
     Accrued expenses                                                      4,528                     4,845
     Accrued compensation                                                  5,229                     6,632
     Income taxes payable                                                    561                     1,962
----------------------------------------------------------------------------------------------------------
         Total current liabilities                                        13,972                    17,977
Other liabilities                                                          1,412                     1,453
----------------------------------------------------------------------------------------------------------
         Total liabilities                                                15,384                    19,430
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                                            336                       323
----------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01 par value;
         authorized shares 10,000,000;
         issued and outstanding--4,986,193
         and 4,864,503 at February 28,1998
         and May 31, 1997, respectively                                       50                        49
     Additional paid-in capital                                           18,698                    17,982
     Retained earnings                                                    30,636                    28,571
----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       49,384                    46,602
----------------------------------------------------------------------------------------------------------
              Total liabilities and
              shareholders' equity                                       $65,104                   $66,355
==========================================================================================================

The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 Three Months Ended                  Nine Months Ended
                                                    February 28,                       February 28,
                                               1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------

Gross revenue                                 $28,040           $28,364          $93,486           $91,594
Less:  Cost of outside services                 8,959             8,844           31,444            29,813
----------------------------------------------------------------------------------------------------------

Net revenue                                    19,081            19,520           62,042            61,781
----------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                      13,250            13,102           41,759            42,109
     General expenses                           5,629             5,605           17,489            17,325
----------------------------------------------------------------------------------------------------------

     Total costs and expenses                  18,879            18,707           59,248            59,434
----------------------------------------------------------------------------------------------------------

Operating income                                  202               813            2,794             2,347
Interest in loss of unconsolidated
     subsidiaries                                  --              (180)             (50)             (290)
Interest income, net                              277               183              784               524
----------------------------------------------------------------------------------------------------------

Income before provision for income taxes
     and minority interest                        479               816            3,528             2,581

Provision for income taxes                        168               370            1,450             1,133

Minority interest                                  57               (16)              13                10
----------------------------------------------------------------------------------------------------------

Net income                                       $254              $462           $2,065            $1,438
==========================================================================================================

Basic and diluted earnings
per common  share                              $ .05              $ .09          $   .41          $   .29
=========================================================================================================

Shares used in basic
per share calculation                           4,986             4,942            5,016             4,938
==========================================================================================================

Shares  used  in  diluted  per  share   calculation   5,142  4,974  5,097  4,963
==========================================================================================================

The accompanying notes are an integral part of these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                                      February 28,
                                                                          1998                       1997
---------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                                           $2,065                    $1,438
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                     1,899                     1,920
         Net (increase) decrease in current assets                         3,738                    (4,626)
         Net increase (decrease) in current liabilities                   (3,258)                    1,974
         Other (decrease)                                                   (249)                     (127)
-----------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                              4,195                       579
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Net purchase of equipment                                            (1,738)                   (1,804)
-----------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         INVESTING ACTIVITIES                                             (1,738)                   (1,804)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from sale of common stock                                      348                        95
     Repurchase of common stock                                             (405)                     (577)
-----------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         FINANCING ACTIVITIES                                                (57)                     (482)
-----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                       2,400                    (1,707)

     Cash and cash equivalents
     at beginning of period                                               24,464                    19,012
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                         $26,864                   $17,305
==========================================================================================================

The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

February 28, 1998

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1997. Reclassification of certain balances for the fiscal year ended May 31, 1997 have been made to conform to the February 28, 1998 presentation.

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

NOTE 3:           NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Statement of Financial Accounting Standards No. 128 "Earnings per Share," (FAS 28) was issued and is effective for the year ending May 31, 1998. The Company has changed its method for computing earnings per share for both the three months and nine months ended February 28, 1998, and restated the same periods in the prior year. The new method requires calculation of basic earnings per share excluding the dilutive effect of common stock equivalents such as stock options and warrants. The impact of this change was not material.

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

                                            Percentage of Net Revenue                         Percentage
                                   Three Months Ended          Nine Months Ended          Increase/(Decrease)
                                       February 28,               February 28,               February 28,
                                                                                  Three Months       Nine Months
                                    1998         1997         1998         1997     1998 vs 1997    1998 vs 1997
                                    ----         ----         ----         ----     ------------    ------------

Net revenue                        100.0%       100.0%       100.0%       100.0%        (2.3%)           0.4%
Costs and expenses
     Payroll and benefits           69.4         67.1         67.3         68.2          1.1            (0.8)
     General expenses               29.5         28.7         28.2         28.0          0.4             0.9
Operating income/margin              1.1          4.2          4.5          3.8        (75.2)           19.0
Interest income, net and
     interest in loss of uncon-
     solidated subsidiaries          1.4          0.0          1.2          0.4           N/A          214.6
Income before income taxes
     and minority interest           2.5          4.2          5.7          4.2        (41.3)           36.7
Provision for income taxes
     and minority interest           1.2          1.8          2.4          1.9        (36.3)           28.0
Net income                           1.3          2.4          3.3          2.3        (45.1)           43.6

Third Quarter Comparison for Fiscal Years 1998 and 1997
-------------------------------------------------------

Net revenue for the fiscal quarter ended February 28, 1998 totaled $19,081, a decrease of 2.3% from net revenue of $19,520 for the third quarter of the prior fiscal year. The decline in net revenue was primarily due to a 21% decline from the public sector net revenue, and a 3% decline in net revenue from international operations, partially offset by a 13% increase in revenue from domestic industrial contracts. The decrease in public sector net revenue was reflected equally in both federal and state and local contracts. Overall, net revenue from public sector contracts accounted for 38% of total net revenue compared to 46% in the prior year. Net revenue from domestic industrial clients has increased over the previous quarter for each of the three quarters this fiscal year. The improvement in the industrial sector was primarily due to growth in environmental services outside the site restoration market. Domestically, net revenue declined in the third quarter due to lower demand for the Company's services, partially offset by higher prices compared to the same period in the prior year. Net revenue from international operations for the fiscal quarter ended February 28, 1998 was $1,266 or 7% of total net revenue compared to $1,323 or 7% in the prior fiscal year.

Operating income was $202 in the third quarter of fiscal 1998, a decrease of 75% from $813 for the same period in fiscal 1997. Operating margin decreased to 1.1% of net revenue in the current quarter compared to 4.2% in the third quarter of fiscal 1997. The decrease in operating income and margin was primarily due to the lower net revenue discussed above, compounded by slightly higher payroll costs and general expenses.

During the third quarter of the prior fiscal year the Company recorded losses of $180 from operations of two limited liability companies. The Company has since written off the remaining investment and as such no losses have been recognized in the third quarter of fiscal 1998.

Net interest income for the third quarter ended February 28, 1998 rose by $94 compared to the prior year due primarily to a $8.7 million increase in the average cash balance compared to the third quarter of last year.

The effective tax rate was 35% for the third quarter of fiscal 1998 and was 45% in the third quarter of fiscal 1997. The decrease in the tax rate was attributable to profits from the international operations for which the Company had prior year losses where no tax benefits had been recorded.

Net income for the quarter was $254 compared with $462 in the third quarter of fiscal 1997, a decrease of 45%. Basic and diluted earnings per share were $0.05 on 4,986,000 and 5,142,000 weighted average shares outstanding, respectively compared to $0.09 per share on 4,942,000 and 4,974,000 weighted average shares outstanding, respectively in the same period last year. The increase in the weighted average diluted shares outstanding was primarily due to the increase in the price per share of the Company's common stock, resulting in an increase in share equivalents used in the per share calculation

Nine Month Comparison for Fiscal Years 1998 and 1997
----------------------------------------------------

Net revenue for the nine months ended February 28, 1998 was $62,042, slightly higher than for the nine months ended February 28, 1997 of $61,781. The increase in net revenue was due primarily to an increase in both public sector and industrial sales, partially offset by a decline in international sales. Domestically, the Company received higher prices for its services sufficient to offset lower demand. Net revenue from international operations was down 17% compared to the same nine months in the prior fiscal year.

Operating income was $2,794, an increase of 19% from operating income of $2,347 for the nine months ended February 28, 1998. The operating margin increased to 4.5% from 3.8% a year ago. The improved operating income and margin was due primarily to lower payroll costs experienced earlier in the fiscal year compared to the prior year, and to a lesser extent, improved pricing for the Company's services.

Interest in the loss of unconsolidated subsidiaries was $50 for the nine months ended February 28, 1998 compared to a loss of $290 in the same period of the prior fiscal year. The $50 represents the final write down of such investments, and the Company does not intend to make further investments in these companies.

Net interest income for the nine months ended February 28, 1998 was $784, an increase of 50% from net interest income of $524 for the same period of the prior fiscal year. The increase was primarily due to a $7.4 million increase in the average cash balance compared to the prior year.

The effective tax rate for the nine months ended February 28, 1998 was 41% and for the nine months ended February 28, 1997 was 44%. The effective tax rate in fiscal 1997 reflected the impact of losses from the start-up of certain international operations for which no tax benefit was realized.

Net income for the nine months was $2,065, higher than net income of $1,438 for the nine month period in the prior year, an increase of 44 percent. Basic and diluted earnings per share were $0.41 on 5,016,000 and 5,097,000 weighted average shares outstanding, respectively compared to $0.29 on 4,938,000 and 4,963,000 weighted average shares outstanding, respectively in the first nine month period of the prior year. The increase in weighted average diluted shares outstanding was primarily due to the increase in the price per share of the Company's common stock, resulting in an increase in share equivalents used in the per share calculation.

Liquidity and Capital Resources
-------------------------------

For the nine months ended February 28, 1998, net cash provided by operations was $4,195 compared to $579 for the first nine months of the prior year. The increase in cash provided by operations was primarily due to a decrease in the Company's receivables, partially offset by a decrease in current liabilities, and by an increase in prepaid taxes in the current fiscal year. The decrease in trade receivables was primarily due to more focused management of billing and collections this fiscal year compared with the same period in the prior fiscal year.

The Company made net capital expenditures of $1,738 in the first nine months of fiscal 1998 compared to net capital expenditures of $1,804 in the first nine months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those incurred in the prior fiscal year. The Company made a payment of $197 in the first fiscal quarter of 1998 under terms of an acquisition agreement related to an acquisition completed in fiscal 1994.

At February 28, 1998 the Company had cash on hand and cash equivalents of $26,864. The Company has a $20 million revolving credit line agreement that expires in November 1999. At February 28, 1998 and 1997, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at an interest rate of 5.7% at February 28, 1998 and May 31, 1997. The Company is in compliance with all convenants pertaining to the credit line agreement.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services and encounters potential liability including claims for errors and omissions, resulting from construction defects, construction cost overruns, environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company is provided a $5 million per occurrence professional liability policy and a $5 million per occurrence contractor's pollution insurance policy through an unrelated, rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

The Board of Directors of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time for the purpose of funding the Company's various employee stock programs. The Company has repurchased 46,300 shares for $405 in the first nine months of fiscal 1998 under this program compared to 83,500 shares for $577 in the same period of the prior year.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.       Exhibits

             The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended February 28, 1998:

             Exhibit No. 11       Computation of Per Share Earnings

             Exhibit No. 27       Financial Data Schedule (Electronic copy only)

    b.       Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  April  3, 1998                 /s/ Donald L. Schreuder
                                      -----------------------
                                      Donald L. Schreuder
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  April  3, 1998                 /s/ Gregory A. Thornton
                                      -----------------------
                                      Gregory A. Thornton
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX


    Exhibit No.

        11                 Computation of Per Share Earnings

        27                 Financial Data Schedule