Form 10-K
period 1998-05-31
HARDING LAWSON ASSOCIATES GROUP INC
filed 1998-08-28
CIK 818968

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securitie Exchange Act of 1934
       For the transition period from   __________   to   __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X]
        Aggregate market value of the voting stock held by non-affiliates of the registrant on August 19, 1998: $32,116,872

       Number of shares of the registrant's Common Stock outstanding as of
                           August 19, 1998: 4,863,279

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in
Part III.

                               Page 1 of 62 pages
                  The Index to Exhibits is located at page 38.

                                     PART I
ITEM 1.  BUSINESS.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this business section that are forward-looking are based on current expectations and actual results may differ materially. The forward-looking statements include those regarding future adoption of regulations and statutes having an impact on the Company's business, the impact of current regulations and statutes, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the ability to successfully complete one or more acquisitions as part of the Company's growth strategy. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

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

The Company was originally incorporated in California in 1959, and reincorporated in Delaware in July 1987. Its principal executive offices are located at 7655 Redwood Boulevard, Novato, California 94945, and its telephone number is (415) 892-0821. Unless the context otherwise requires, the term "Company" as used herein refers to Harding Lawson Associates Group, Inc. and its wholly owned subsidiaries Harding Lawson Associates, Inc., Harding Lawson Associates ES, Inc., Harding Lawson Associates Infrastructure, Inc., HLA Environmental Services of Michigan, Inc., Harding Lawson Associates International, Inc. and its subsidiaries Harding Lawson Australia Pty. Ltd., Harding Lawson Singapore Pte Ltd, Harding Lawson de Mexico S.A. de C.V., Harding Lawson Australia Pty. Ltd.'s, 78% ownership in HLA-Envirosciences Pty Limited, and Harding Lawson de Mexico's 51% ownership in Grupo Industrial de Ingenieria Ecologica ("GRIECO").

The Company provides its clients a full range of environmental services to comprehensively support management of hazardous materials, hazardous wastes, solid wastes and waste waters, and effects the remediation of environmental problems related to the management of these types of wastes. The Company provides these services to clients that are constructing, operating or closing facilities and/or properties, and also to clients that have ownership or responsibility for abandoned or historical industrial operations or hazardous waste disposal sites. These services may be performed for new, expanding, or discontinued operations or in connection with the transfer of ownership.

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

The Company also provides engineering services with a focus on civil engineering related to infrastructure including civil, transportation, process, sanitary, structural, electrical, and mechanical engineering disciplines from planning through construction administration. The Company's engineering services are most frequently applied to the design of highways, bridges and other transportation systems, and to the design and construction of industrial waste water treatment and air pollution control equipment.

The Company's services are provided to private and public sector clients through a staff of approximately 1,125 professional and support personnel located in 44 U.S. cities in Alabama, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Maine, Massachusetts, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, and Washington, six cities in Australia, and one in Mexico. During the fiscal year ended May 31, 1998 the Company performed services for over 1,200 industrial and governmental clients.

The Company often provides services for its major clients under arrangements involving continuing service agreements. Such arrangements are usually on a "Time-and-Materials," "Cost-Plus-Fixed-Fee," or a "Fixed-Price" basis, and are usually terminable on advance notice by either party. The majority of the Company's projects are on a Time-and-Materials basis, under which the Company bills its clients at fixed hourly rates plus subcontracted services and materials used. Fixed-Price arrangements, under which the Company agrees to perform a stated service for a set price regardless of the time and materials cost involved, carry the risk that the cost to the Company for performing the agreed-upon services may exceed the set price, but also carry the benefit of potentially higher profit. Contracts acquired in the ABB Environmental Services, Inc. acquisition and the Company's growing construction practice will increase the percentage of fixed price projects in the firm.

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

The Clean Air Act ("CAA") and the Clean Air Act Amendments ("CAAA"). The CAA empowered the EPA to establish and enforce national air quality standards and to require states to set toxic air emission limits on facilities not meeting these national standards. The CAAA of 1990 require certain facilities that emit air pollutants to obtain operating permits and mandate that the EPA develop guidelines and procedures relating to acid rain, urban air pollution, and air toxic emissions by the year 2000.

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

o     Hazardous Waste Management

In the 1998 fiscal year, 48% of the Company's gross revenue was derived from domestic services relating to the restoration (assessment and remediation) of contaminated sites. Projects where Superfund, RCRA or similar enforcement regulations are driving the need for site restoration comprise the majority of these revenues, while sites where "leaking underground tank" regulations are causing the need for remediation comprise a smaller portion of these revenues. The Company's hazardous waste management services include the following:

Site Characterization. The Company provides a range of services needed to determine the nature and extent of contamination at hazardous waste sites.

Risk Assessment. Assessing the risks that hazardous chemicals pose to human health and the environment is critical to selecting appropriate remedial technologies. Risk assessment involves quantifying the hazard posed by the presence and movement of chemicals in disposal or release areas, and expected concentrations to which people or the environment may be exposed.

Remedial Design Engineering. The Company has extensive experience in designing and implementing systems for removing contaminants from soil and water. The Company utilizes data acquired in site characterization and risk assessment studies to design integrated remedial systems, prepare detailed construction drawings and specifications, and develop operating manuals and maintenance programs for remedial systems.

Construction and Construction Management. The Company self performs or manages construction of remedial and pollution control systems and waste disposal facilities.

o     Other Environmental Services

All other domestic environmental services accounted for 29% of the Company's gross revenue in the 1998 fiscal year. These services include:

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

Applied Information Technology. Drawing on the Company's past experience in collecting and managing environmental data for our clients, this service involves applying data management skills, spatial data management technologies such as geographic information systems ("GIS"), statistical techniques, numerical modeling and sophisticated two-and three-dimensional imaging technology to solve technical problems and to address general management issues.

Environmental Planning, Permitting and Monitoring. The Company's services are frequently required to comply with the National Environmental Policy Act and other state and local regulations related to the assessment of environmental impacts or anticipated environmental impacts. The Company performs environmental resource investigations and monitoring, prepares environmental documents and reports, and secures environmental permits on behalf of its clients.

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

Regulatory Compliance. Regulatory compliance, evaluations, audits and support are a viable market that the Company expects will show modest growth as more facilities are brought under regulatory controls and more companies decide that an ongoing environmental auditing program will reduce environmental liabilities. The Company assists clients with strategic compliance planning, develops environmental management systems, and performs compliance permitting, monitoring, and reporting.

Lead Paint/Asbestos Management. The asbestos and lead-based paint markets are highly competitive with limited barriers for new entrants. The Company performs asbestos/lead paint surveys, inspections, and abatement. The Company offers these services to select clients as part of its comprehensive environmental services.

o     International Services

Approximately 5% of the Company's services were environmental services performed outside the United States. These services include contaminated site assessment and remediation, occupational health and hygiene, mine rehabilitation, environmental management systems, and environmental planning and permitting and are primarily performed through the Company's Australian and Mexican operations.

Infrastructure

Infrastructure and geotechnical services accounted for 18% of the Company's gross revenue in the 1998 fiscal year. These services include:

Infrastructure/Transportation Engineering. The Company's civil engineers provide services relating to transportation including street, road and highway design, traffic engineering and traffic signal design, corridor studies, and construction administration; design of structures including bridges, piers and marine terminal facilities and other structures; design services including drainage basin studies and hydrologic analysis and storm water treatment; and railroad engineering including design of railroad trackage, railroad bridges, railroad yard design, and intermodal facilities. The Company believes that these services will be in increasing demand in the future as the country moves to repair its deteriorating infrastructure and as funding becomes available as a result of the recently signed TEA21 bill authorizing $218 billion of funding over the next six years. This bill is an increase of nearly 40% over the previous funding bill (ISTEA) signed in 1991. The Company anticipates that its civil/infrastructure practice may benefit from this legislation and additional proposed legislation in the future.

Geotechnical Engineering. The Company's geotechnical engineers use advanced exploration tools, laboratory testing and analytical methods to evaluate soil and rock for foundations and for use in construction.

Customers and Marketing

The Company's client base includes private-sector companies that comprised 54% of gross revenue in fiscal 1998. Federal governmental bodies, primarily non-regulatory, provided 21% of gross revenue, including Department of Defense agencies, 20% of gross revenue was derived from state and local governments, and 5% from international clients. The Company's 15 largest clients accounted for approximately 34% of the Company's revenue in fiscal 1998, 44% in fiscal 1997 and 45% in fiscal 1996. Approximately 24% of its revenue during fiscal 1998 were derived from the Company's five largest clients compared to 32% and 33% in fiscal 1997 and 1996 respectively.

In fiscal 1998, the Department of the Army accounted for approximately 12% of the Company's gross revenue. Revenue from this client, which accounted for 19% of gross revenue in fiscal 1997 and 20% in fiscal 1996, was generated under various contracts in various locations that were negotiated independently of each other. While the loss of all work related to this client could have a material adverse effect on the Company, the contracts are with separate divisions or units of the Army and the loss of one contract would not necessarily affect other contracts at other locations. No other client accounted for 10% or more of gross revenue in fiscal 1998, 1997 or 1996.

The Company's marketing efforts are carried out by a full-time staff of marketing and sales personnel and by senior technical and management professionals. The Company also participates in industrial trade shows and technical conferences, and publishes certain technical literature to support its marketing program.

Backlog

The Company often provides services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. At May 31, 1998, the Company had approximately $105 million of authorized gross revenue backlog, of which approximately $38 million resulted from the Company's acquisition of the former ABB Environmental Services, Inc. Backlog was $70 million at May 31, 1997, and $65 million at May 31, 1996. Authorized gross revenue backlog, most of which is expected to be completed within the next 12 months, includes only such contracts where work authorization has been received. There can be no assurances, however, that work represented by backlog will not be delayed or canceled. Because the backlog figures include only those portions of contracts where spending has been authorized to date, the Company does not feel that backlog figures are necessarily indicative of future revenue. In addition to authorized backlog, the Company has certain contracting vehicles that include substantial unauthorized amounts not included in backlog. Tasks under these contracts may or may not be authorized during fiscal 1999.

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

Potential Liability and Insurance

In performing consulting and engineering services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, or negligence. The Company generally indemnifies its clients for losses and expenses incurred by them as a result of the Company's negligence and, in certain instances, the concurrent negligence of such clients. A significant portion of the Company's activities relate to environmental and waste services. These services involve significant risks to the Company for environmental damage, personal injury, and fines and costs imposed by regulatory agencies. Although liabilities arising from environmental regulations are more directly applicable to the Company's clients, such regulations under certain circumstances could impose liability on the Company resulting, for example, from a release or exacerbation of contamination or the improper handling of contaminants during the course of the Company's work. Such liabilities can be joint and several where other parties are involved. The Company maintains both a health and safety program and a quality assurance and quality control program to assist in reducing the risk of damage to persons and property and the potential for resulting losses. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and, in the aggregate, such claims are not expected to have a material adverse impact on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results and there can be no assurances that the Company will not be materially affected by existing or future claims. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

The Company is provided a $10 million per occurrence/$15 million aggregate contractor's operations and professional services policy through an unrelated, rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

Personnel

At May 31, 1998, the Company employed approximately 1,125 regular, full-time employees, (780 prior to the May 8, 1998 acquisition of ABB Environmental Services, Inc.) including 710 engineers, scientists, and construction contractors, 265 production support staff and 150 administrative and clerical personnel. In addition to its full-time staff, the Company employs approximately 200 temporary or variable personnel at any time as required, most of whom are technical support personnel. Temporary or variable personnel constitute approximately 50 full-time equivalents. Although the Company has undergone selective downsizing over the past few years, it nevertheless maintains a continuous recruiting program to attract key personnel.

None of the Company's employees are presently represented by a labor union. The Company believes it has good employee relations.

ITEM 2.  PROPERTIES.

The Company leases facilities at various locations in Alabama, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Maine, Massachusetts, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, and in Australia and Mexico. At May 31, 1998 these facilities had a combined area of approximately 496,000 square feet. Aggregate lease expense for all of the Company's facilities during the fiscal year ended May 31, 1998 was approximately $4.7 million. The lease terms expire at various times through October 2003. Historically, the Company has not experienced any difficulty in renewing leases that have expired.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of business. In the opinion of management, adequate provision has been made in the Company's Consolidated Financial Statement for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

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

                                                                     High                                Low
Fiscal year ended May 31, 1997:

     First Quarter                                                  $ 6.63                             $ 5.00
     Second Quarter                                                   7.13                               5.63
     Third Quarter                                                    7.50                               6.13
     Fourth Quarter                                                   7.75                               6.63

Fiscal year ended May 31, 1998:

     First Quarter                                                  $ 8.50                             $ 6.38
     Second Quarter                                                  10.75                               8.00
     Third Quarter                                                   10.25                               8.88
     Fourth Quarter                                                  10.50                               9.00

Holders

As of August 19, 1998 there were 575 record holders of the Company's common stock.

Dividends

The Company has not paid any cash dividends on its common stock during the last ten years. The Board of Directors currently intends to retain all earnings for reinvestment in the Company's business and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the years ended May 31, 1994 through 1998. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including notes thereto.

                          Summary Financial Information
                      (In thousands, except per share data)

                                                          Fiscal Years Ended May 31,
                                       1998             1997              1996             1995             1994
                                       ----             ----              ----             ----             ----

Income Statement Data:

     Gross revenue                  $123,270         $123,412          $120,708         $130,554          $115,561
     Net revenue                      83,451           84,276            85,655           92,455            79,944
     Operating income                  3,220            4,112               839            4,595             1,353
     Income before provision
       for income taxes and
       minority interest               4,262            4,288             1,647            4,907             1,656
     Net income                        2,488            2,404               953            2,972             1,002

     Basic net income per
       share                           $0.50            $0.49             $0.20            $0.63             $0.21
     Shares used in computing
       basic net income
       per share                       4,959            4,926             4,824            4,684             4,667
     Diluted net income per
       share                           $0.49            $0.49             $0.20            $0.63             $0.21
     Shares used in computing
       diluted net income
       per share                       5,087            4,950             4,844            4,700             4,701

Balance Sheet Data:

     Working capital                 $34,680          $37,780           $35,521          $33,369           $29,394
     Total assets                     76,618           67,366            60,364           60,788            61,486
     Short-term debt                     ---              ---               ---              ---             2,030
     Shareholders' equity             49,788           46,602            44,357           42,685            38,975

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this management's discussion and analysis of financial condition and results of operations section that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the continued growth of the construction division, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the possibility of the Company's making acquisitions during the next 12 to 18 months, and the impact of becoming year 2000 compliant. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations

General--The following table sets forth, for the periods indicated, (i) the percentage that certain items in the consolidated income statements of the Company bear to net revenue, and (ii) the percentage increase (decrease) in the dollar amount of such items from year to year.

                                                      Percentage of                                Percentage
                                                       Net Revenue                             Increase/(Decrease)
                                                       Fiscal Year                                 Fiscal Year
                                                                                            1998            1997
                                                                                             vs.             vs.
                                        1998             1997             1996              1997            1996
                                        ----             ----             ----              ----            ----

Net revenue                           100.0%            100.0%            100.0%            (1.0)%          (1.6)%
Costs and expenses
     Payroll and benefits              68.2              67.2              68.9              0.5            (4.0)
     General expenses                  27.9              27.9              30.1             (0.8)           (8.8)
Operating income/margin                 3.9               4.9               1.0            (21.7)          390.1
Interest in loss of unconsolidated
     subsidiaries                      (0.1)             (0.6)            ---              (90.8)          ---
Net interest income                     1.3               0.8               0.9             51.4           (10.8)
Income before provision for
     taxes and minority interest        5.1               5.1               1.9             (0.6)          160.4
Provision for taxes                     2.1               2.2               0.8             (5.9)          152.3
Net income                              3.0               2.9               1.1              3.5           152.3

Gross Revenue--Gross revenue, not presented in the table above, includes the revenue on services subcontracted to third parties that will be reimbursed under terms of the Company's contracts and revenue from the utilization of certain non-labor items. Gross revenue related to outside services as a percent of total gross revenue was 34.5%, 33.2%, and 30.4% in 1998, 1997, and 1996, respectively. The increase in outside services revenue as a percent of total gross revenue in 1998, compared to 1997 and 1996, is due primarily to an increase in construction services. The Company believes that its construction services will continue to grow and represent a larger percentage of gross revenue. Net revenue, which is a more accurate measure of revenue earned for services provided directly by the Company, is recorded by deducting from gross revenue the costs of services contracted to third parties.

Net Revenue--Net revenue totaled $83.5 million in fiscal 1998, a decrease of $0.8 million or 1.0% from 1997. The decrease in net revenue in fiscal 1998 was due primarily to a 13% decline in international and a 21% decline in infrastructure net revenue respectively, partially offset by an increase of 4% in domestic environmental net revenue. The Company experienced lower demand partially offset by higher prices for its services compared to 1997 and 1996. Net revenue derived from public sector clients in fiscal 1998 was down 9% from the prior year and accounted for 43% of total net revenue for fiscal 1998 compared to 46% and 45% for fiscal 1997 and 1996, respectively. Net revenue from the federal sector declined by 14% from fiscal 1997 while revenue from state and local sources declined by 2% over the same period. Net revenue from private sector clients increased by 7% over 1997. International sales accounted for 6% of the Company's net revenue in fiscal 1998 compared with 7% and 6% in fiscal 1997 and 1996 respectively. Virtually all international revenue was attributable to operations in Australia.

Fiscal 1997 net revenue was $84.3 million, a decrease of $1.4 million or 1.6% from 1996. The decrease in fiscal 1997 was due primarily to a 4% decline in domestic environmental net revenue partially offset by an increase of 11% and 25% in infrastructure and international net revenue, respectively. Domestic operations of the Company experienced lower demand and slightly higher prices for its services compared to 1996. Net revenue derived from public sector clients in fiscal 1997 was virtually unchanged from the prior fiscal year and accounted for 46% of total net revenue for fiscal 1997 compared to 45% for fiscal 1996. Net revenue from the federal sector declined by 17% from fiscal 1996 while revenue from state and local sources increased by 41% over the same period. Net revenue from private sector clients declined by 6% over 1996. International sales accounted for 7% of the Company's net revenue in fiscal 1997 compared with 6% in 1996. Virtually all international revenue was attributable to operations in Australia.

Costs, Expenses and Operating Income--Operating income in fiscal 1998 of $3.2 million and an operating margin of 3.9% were both lower than fiscal 1997 results. Operating income in fiscal 1998 was lower by $0.9 million or approximately 22% compared to the prior year. The decrease in operating income and margin primarily reflects lower net revenue as the Company's total operating cost remained essentially unchanged from the prior fiscal year. Labor expense in fiscal 1998 was negatively impacted by $0.5 million in severance expenses, incurred primarily during the Company's fourth quarter of fiscal 1998. The Company's international operations improved over fiscal 1997 and contributed slightly to the Company's operating income but still negatively impacted the operating margin.

Operating income in fiscal 1997 of $4.1 million and an operating margin of 4.9% were both higher than fiscal 1996 results. Operating income in fiscal 1997 was higher by $3.3 million or approximately 390% compared to the prior year. The operating margin in fiscal 1996 was 1.0% or $0.8 million. Excluding downsizing charges of $1.4 million, the operating margin in fiscal 1996 was 2.6%. The increase in operating income and margin primarily reflected lower labor and benefit costs and lower indirect expenses. Labor and benefit costs were lower due to staff reductions in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and, to a lesser extent, the utilization of variable employees who are not eligible for fringe benefits. The Company's international operations improved over fiscal 1996 but still negatively impacted operating margin.

Interest in Loss of Unconsolidated Subsidiaries--Losses from unconsolidated subsidiaries were $50,000 in fiscal 1998. The loss was the final investment in Standards Training Corporation (STC) a limited liability company focused on ISO 14000 training that was made and expensed in the first fiscal quarter of fiscal 1998. Losses from unconsolidated subsidiaries were $0.5 million in fiscal 1997. The loss recorded in fiscal 1997 consisted of $0.3 in losses from operations and $0.2 in write-downs of impaired assets. The losses resulted from the operations of STC and Integrated Software Systems, LLC which specialized in software for the mining industry. There was no activity in these subsidiaries prior to 1997. The Company's investment in both entities was accounted for using the equity method.

Interest Income (Expense)--Net interest income in 1998 of $1.1 million was $0.4 million higher than fiscal 1997. The increase in net interest income primarily reflects higher average cash balances throughout the fiscal year and to a lesser extent higher interest rates on invested cash. Net interest income in 1997 and 1996 was $0.7 million and $0.8 million, respectively.

Income Taxes--The effective tax rate was 39.8% for fiscal 1998, 44.1% and 45.5% for fiscal years 1997 and 1996 respectively. The effective tax rate in fiscal 1998 reflects the improvement in the Company's foreign operations and a corresponding realization of prior year tax losses for which no tax benefit had been accrued and to a lesser extent an increase in the Company's non-taxable interest income. The effective tax rate in fiscal 1997 and 1996 reflects the impact of losses from the start-up of certain international operations for which no tax benefit was recorded.

Net Income--Net income of $2.5 million in fiscal 1998 was $0.1 million higher than the prior year. The increase was primarily due to increased interest income and lower income taxes partially offset by lower net revenue and operating income. Net income of $2.4 million in 1997 was $1.4 million higher than the prior year primarily due to lower labor and general expenses.

Net income per diluted common share was $0.49 in 1998 unchanged from 1997, and $0.20 in 1996. Diluted shares used in the per share calculation were 5,087,255, 4,949,700 and 4,843,570 in 1998, 1997, and 1996, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.1 million in fiscal 1998 compared to $8.8 million in 1997 and $8.0 million in 1996. The decrease in cash provided by operations in fiscal 1998 compared to 1997 was primarily related to a decrease in certain current liabilities. The decrease in certain current liabilities reflect payment under the incentive compensation program in fiscal 1998 for fiscal 1997 performance and increases in payments of income taxes and was partially offset by increases in billings in excess of costs and estimated earnings on uncompleted contracts. The increase in cash provided by operations in fiscal 1997 compared to 1996 was primarily related to the Company's higher earnings and improved working capital. The improved working capital in fiscal 1997 primarily reflected an improvement in the days sales held in receivables, including collections of retentions on certain federal projects nearing completion, and, to a lesser extent, higher trade payables.

The Company currently has a $20 million line of credit with a commercial bank, at prime or LIBOR rates, that expires in November 1999. At May 31, 1998, 1997 and 1996 the Company had no borrowings under the line of credit, therefore, the entire $20 million was available to the Company. Had the Company borrowed under its line at May 31 of fiscal 1998, 1997 and 1996, the interest rate would have been 5.7%, 5.7% and 5.4% respectively. The Company's credit agreement has certain covenants relating to, among other things, financial performance and the maintenance of certain financial ratios. The Company was in compliance with all covenants pertaining to the line of credit agreement at May 31, 1998, 1997 and 1996.

The Company invested $14.4 million and $2.4 million in the purchase of capital assets, including the cost of acquisitions, in fiscal 1998 and 1997 respectively. The Company used $12.4 million in fiscal 1998 for the acquisition of ABB Environmental Services, Inc. The Company paid $0.2 and $0.1 million in fiscal 1998 and 1997 respectively, as additional purchase price under the terms of a fiscal 1994 and 1995 acquisition agreements, respectively.

In fiscal 1998, the Company generated net cash of $0.1 million for financing activities, that primarily consisted of the sale of common stock to employees offset by the repurchase of common stock. The Board of Directors of the Company has approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time for the purpose of providing shares for the Company's various employee stock plans. The Company repurchased 46,300 shares for $0.4 million in fiscal 1998 under this plan. The Company repurchased 139,200 shares for $1.0 million in fiscal 1997 under this plan. In fiscal 1997 the Company used net cash of $0.9 million for financing activities that primarily consisted of the repurchase of common stock.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure and geotechnical related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns, or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters and, in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company although there can be no assurances that the Company will not be affected by existing or future claims. Currently, the Company is provided $10 million per occurrence, $15 million aggregate contractor's operations and professional services insurance policy through an unrelated rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

The Company believes that its available cash and cash equivalents as well as cash generated from operations and its available credit line will be sufficient to meet the Company's cash requirements for fiscal 1998. During fiscal 1999, the Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions. There can be no assurances that the Company will be able to identify suitable acquisition candidates, and if such are identified, that the Company will be able to successfully negotiate and consumate a transaction.

Other Matters

On May 8, 1998 the Company acquired all the outstanding shares of ABB Environmental Services, Inc. ("ABB ES"), a consulting and engineering firm. The acquisition was accounted for as a purchase and the operating results of ABB ES were included in the Company's consolidated results from the date of the acquisition. Such results were not material to the Company's fiscal 1998 results (see Note 8).

The Company is in the process of upgrading its accounting and management software systems to versions that are year 2000 compliant. In addition, the Company is assessing its other computer systems and equipment and business processes to ensure its systems will be capable of processing data in the year 2000 and beyond. The Company believes the cost of becoming year 2000 compliant will not have a material adverse impact on the Company's financial position or results of operation.

Inflation

The Company's operations have not been, and in the foreseeable future are not expected to be, materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                        Years Ended May 31,
                                                    1998                       1997                      1996
-------------------------------------------------------------------------------------------------------------

Gross revenue                                      $123,270                   $123,412                 $120,708

Less: Cost of outside services                       39,819                     39,136                   35,053
---------------------------------------------------------------------------------------------------------------

Net revenue                                          83,451                     84,276                   85,655
---------------------------------------------------------------------------------------------------------------
Costs and Expenses:
    Payroll and benefits                             56,911                     56,647                   59,033

    General expenses                                 23,320                     23,517                   25,783
---------------------------------------------------------------------------------------------------------------

    Total costs and expenses                         80,231                     80,164                   84,816
---------------------------------------------------------------------------------------------------------------

Operating income                                      3,220                      4,112                      839
Interest in loss of unconsolidated
    subsidiaries                                        (50)                      (545)                     ---
Interest income,
    net of interest expense of
    $34 in 1998, $38 in 1997 and
    $39 in 1996                                       1,092                        721                      808
---------------------------------------------------------------------------------------------------------------

Income before provision for income
    taxes and minority interest                       4,262                      4,288                    1,647

Provision for income taxes                            1,696                      1,892                      750

Minority interests in net income (loss)
    of subsidiaries                                      78                         (8)                     (56)
----------------------------------------------------------------------------------------------------------------

Net income                                           $2,488                    $2,404                      $953
===============================================================================================================

Basic net income per share                            $0.50                     $0.49                     $0.20
===============================================================================================================

Shares used in computing basic
    net income per share                              4,959                     4,926                     4,824
===============================================================================================================

Diluted net income per share                          $0.49                     $0.49                     $0.20
===============================================================================================================

Shares used in computing diluted
    net income per share                              5,087                      4,950                    4,844
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                                             May 31, 1998                       May 31, 1997
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                  $15,118                            $24,464
     Accounts receivable,
       less allowance for doubtful accounts of
       $1085 in 1998 and $637 in 1997 and including
       retentions of $981 in 1998 and $1,866 in 1997             27,891                             22,275
     Unbilled work in progress,
       less allowance for amounts unbillable
       of $751 in 1998 and 1997                                  13,112                              6,481
     Prepaid expenses                                             1,196                              1,073
     Deferred income taxes                                        2,708                              2,691
----------------------------------------------------------------------------------------------------------
           Total current assets                                  60,025                             56,984
----------------------------------------------------------------------------------------------------------
Equipment                                                        24,892                             21,701
Less accumulated depreciation                                   (19,571)                           (17,299)
-----------------------------------------------------------------------------------------------------------
       Net equipment                                              5,321                              4,402
----------------------------------------------------------------------------------------------------------
Other assets                                                     11,272                              5,980
----------------------------------------------------------------------------------------------------------
           Total assets                                         $76,618                            $67,366
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                            $6,381                             $4,538
     Accrued expenses                                             5,350                              5,061
     Accrued compensation                                         7,794                              6,632
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                          5,352                              1,011
     Income taxes payable                                           468                              1,962
----------------------------------------------------------------------------------------------------------
           Total current liabilities                             25,345                             19,204
----------------------------------------------------------------------------------------------------------
Other liabilities                                                 1,084                              1,237
----------------------------------------------------------------------------------------------------------
           Total liabilities                                     26,429                             19,430
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
Minority interests in subsidiaries                                  401                                323
----------------------------------------------------------------------------------------------------------
Shareholders' Equity:
     Preferred stock--$.01 par value;
       authorized 1,000,000 shares;
       issued and outstanding--none                                 ---                                ---
     Common stock--$.01 par value;
       authorized 10,000,000 shares;
       issued and outstanding 5,009,018
       in 1998 and 4,864,503 in 1997                                 50                                 49
     Additional paid-in capital                                  18,891                             17,982
     Retained earnings                                           31,059                             28,571
     Foreign currency translation adjustment                       (212)                               ---
----------------------------------------------------------------------------------------------------------
           Total shareholders' equity                            49,788                             46,602
----------------------------------------------------------------------------------------------------------
           Total liabilities and
           shareholders' equity                                 $76,618                            $67,366
==========================================================================================================

The balances in fiscal 1998 reflect an acquisition completed on May 8, 1998.

The accompanying notes are an integral part of the consolidated financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)


                                                                             Foreign
                                                           Additional      Cumulative                       Total
                                      Common Stock           Paid-in       Translation     Retained     Shareholders'
                                   Shares      Amount        Capital       Adjustment      Earnings        Equity

Balance May 31, 1995             4,719,320       $47          $17,424       $   ---         $25,214        $42,685
------------------------------------------------------------------------------------------------------------------

Stock options exercised              1,000       ---                1           ---             ---              1
Common stock issued to
  employees or to a defined
  contribution pension plan for
  the benefit of employees         124,887         1              717           ---             ---            718
Net income                             ---       ---              ---           ---             953            953

Balance May 31, 1996             4,845,207       $48          $18,142        $  ---         $26,167        $44,357
------------------------------------------------------------------------------------------------------------------

Stock options exercised              6,000       ---               24           ---             ---             24
Common stock issued to
    employees, directors or to a
    defined contribution pension
    plan for the benefit of
    employees                      152,496         2              786           ---             ---            788
Shares repurchased and
    retired                      (139,200)       (1)            (970)           ---             ---          (971)
Net income                             ---       ---              ---           ---           2,404          2,404

Balance May 31, 1997             4,864,503       $49          $17,982        $  ---         $28,571        $46,602
------------------------------------------------------------------------------------------------------------------

Stock options exercised             59,750       ---              433           ---             ---            433
Common stock issued to
    employees, directors or to a
    defined contribution pension
    plan for the benefit of
    employees                      131,065         1              880           ---             ---            881
Shares repurchased and
    retired                       (46,300)                      (404)           ---             ---          (404)
Foreign currency translation
    adjustment                                                                (212)                          (212)
Net income                             ---       ---              ---                         2,488          2,488

Balance May 31, 1998             5,009,018       $50          $18,891        $(212)         $31,059        $49,788
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                                      Years Ended May 31,
                                                                           1998              1997          1996
OPERATING ACTIVITIES
    Net income                                                           $2,488            $2,404          $953
    Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                                     2,589             2,566         2,522
        Deferred income tax                                                  68              (922)          670
    Changes in operating assets and liabilities:
        Receivables and billings on uncompleted contracts                  3315              (238)        6,218
        Prepaid expenses                                                     76               242          (378)
        Accrued compensation                                             (1,289)            1,546        (1,433)
        Accounts payable and other liabilities                             (278)            1,328           301
        Income taxes payable                                             (1,495)            1,962          (621)
        Other, net                                                         (328)             (184)         (279)
----------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                         5,146             8,788         8,048
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of equipment, net                                           (2,045)           (2,267)       (1,591)
    Investment in acquisitions, net of cash acquired                    (12,350)             (122)          ---
---------------------------------------------------------------------------------------------------------------

        NET CASH USED IN INVESTING ACTIVITIES                           (14,395)           (2,389)       (1,591)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                      519               108             2
    Repurchase of common stock                                             (404)             (971)          ---
---------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                                115              (947)          (93)
----------------------------------------------------------------------------------------------------------------

    Effect of exchange rate changes
        on cash and cash equivalents                                       (212)              ---           ---
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                              (9,346)            5,452         6,364

Cash and cash equivalents at beginning of year                           24,464            19,012        12,648
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $15,118           $24,464       $19,012
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
            Notes to Consolidated Financial Statements, May 31, 1998


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition -- Gross revenue is principally recognized as in-house labor hours are incurred on projects. It also includes the revenue from services subcontracted to third parties that will be reimbursed under terms of the Company's contracts and revenue from the utilization of certain non-labor items. Net revenue represents gross revenue excluding the cost of services subcontracted to third parties. Revenue from fixed price contracts are recognized on a percentage of completion basis which is determined using the percentage of the costs incurred to the total costs expected. Overruns or efficiencies on all contracts are recognized in the period when such results are reasonably determinable.

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

Net Income per Share - The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128") in the third quarter of fiscal 1998. SFAS 128 requires companies to present both basic net income per share and diluted net income per share. Basic net income per share excludes dilutive common stock equivalents and is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period.

Cash and Cash Equivalents - Cash and cash equivalents include short-term AAA rated investments with an effective maturity of less than three months.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Industry Segment Information - The Company is a single segment entity providing primarily environmental and infrastructure engineering consulting services. The Company also provides construction management, construction and geotechnical services. Approximately 6% of the Company's net revenue was recognized in foreign countries in fiscal 1998, 7% in fiscal 1997, and 6% in fiscal 1996.

Unconsolidated Subsidiaries - The Company uses the equity method of accounting for investments in unconsolidated subsidiaries. During fiscal 1998 and 1997, the Company reported $50,000 and $500,000 in losses respectively.
There was no activity in fiscal 1996.

Accounting for Stock-Based Compensation - The Company accounts for its employee stock plans under the intrinsic-value-based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of the net assets of various entities acquired by the Company. The Company currently amortizes goodwill on a straight line basis over 15 to 40 years. Other intangible assets, if any, recorded in connection with acquisitions are amortized on a straight line basis over the estimated useful lives of the respective assets, but not exceeding 15 years.

Concentrations of Credit Risk - The Company's receivables reflect its client mix, which includes a variety of industrial concerns and various agencies of the Federal Government. Services to one client, the Department of the Army, accounted for approximately 12%, 19% and 20% of the Company's revenue in fiscal 1998, 1997 and 1996, respectively. Credit is extended based on evaluation of the client's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Services to Federal Government bodies, primarily non-regulatory, amounted to 21%, 25% and 31% of gross revenue in fiscal 1998, 1997 and 1996, respectively.

Fiscal Year - The Company uses a 52 - 53 week fiscal year that ends on May 31. Fiscal years 1998, 1997, and 1996 consisted of 52 weeks.

Reclassifications - Certain amounts have been reclassified to conform to current year presentations.

Recently Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in its fiscal year 1999. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas, and major customers. SFAS 131 will first be reflected in the Company's fiscal year 1999 Annual Report and will apply to both annual and interim financial reporting subsequent to this date. The Company is currently evaluating the impact of SFAS 130 and SFAS 131 on its financial disclosures.

Note 2 - Borrowings

Bank Credit Line - The Company has a line of credit with a bank under which it can borrow amounts up to $20 million.

Under the terms of the line of credit that expires in November 1999, the Company is required, among other things, to maintain minimum working capital, current ratio and tangible net worth levels and is not to exceed a defined maximum debt to tangible net worth ratio. Borrowings under the line will be secured by certain of the Company's assets and will be at either the bank's prime rate or LIBOR at the Company's option. The interest rate at which the Company could borrow funds was 5.7% at May 31, 1998 and 1997, and 5.4% at May 31, 1996.

At May 31, 1998, 1997, and 1996, there were no borrowings under the Company's line of credit and therefore the entire $20 million was available to the Company.

At May 31, 1998, 1997, and 1996, the Company was in compliance with all debt covenants relating to its credit agreements.

Interest paid by the Company was $34,000, $38,000 and $52,000 in fiscal years 1998, 1997, and 1996, respectively.

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

                                                                                  Write-offs          Balance
                                              Balance at          Charged             of                at
                                               Beginning            to           Uncollectable          End
Description                                    of Period          Expense          Accounts          of Period

Year ended May 31, 1998
   Allowance for doubtful accounts             $1,087               $30             $(32)           $1,085
   Allowance for amounts unbillable               751               ---              ---               751
Year ended May 31, 1997
   Allowance for doubtful accounts               $725              $160            $(248)             $637
   Allowance for amounts unbillable               751               ---              ---               751
Year ended May 31, 1996
   Allowance for doubtful accounts               $802               $68            $(145)             $725
   Allowance for amounts unbillable               751               ---              ---               751

The beginning balance for fiscal 1998 has been adjusted to reflect $450 of acquired reserves from the acquisition of ABB Environmental Services, Inc.

Note 4 - Income Taxes

The provision for income taxes consists of the following (in thousands):

                                                                      Years Ended May 31,
                                                    1998                     1997                      1996
-----------------------------------------------------------------------------------------------------------
Current:

      Federal                                    $1,295                     $2,104                     $(4)
      Foreign                                        61                        177                       78
      State and Local                               272                        533                        6
-----------------------------------------------------------------------------------------------------------
                                                  1,628                      2,814                       80
-----------------------------------------------------------------------------------------------------------
Deferred:

      Federal                                        94                       (756)                     639
      Foreign                                       (28)                       (30)                     (56)
      State and Local                                 2                       (136)                      87
-----------------------------------------------------------------------------------------------------------
                                                     68                       (922)                     670
-----------------------------------------------------------------------------------------------------------
      TOTAL                                      $1,696                     $1,892                     $750
===========================================================================================================

Income (loss) before provision for income taxes and minority interest is as follows (in thousands):

                                                                                   Years Ended May 31,
                                                                            1998           1997         1996
------------------------------------------------------------------------------------------------------------

Domestic                                                                  $4,107         $4,331       $1,808
Foreign                                                                      155            (43)        (161)
-------------------------------------------------------------------------------------------------------------

     Total                                                                $4,262         $4,288       $1,647
============================================================================================================

A reconciliation between the statutory federal income tax rate and the effective
income  tax  rates  is  as   follows:   Years  Ended  May  31,  1998  1997  1996

                                                                                   Years Ended May 31,
                                                                            1998            1997         1996

-------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                          34.0%           34.0%        34.0%
State and local income taxes, net of
     federal tax benefits                                                   5.9             6.1          6.8
Foreign taxes                                                              (0.4)            3.0          5.1
Tax exempt interest                                                        (5.3)           (3.0)        (6.5)
Goodwill amortization                                                       0.8             0.6          1.6
Other, net                                                                  4.8             3.4          4.5
-------------------------------------------------------------------------------------------------------------

Effective income tax rates                                                 39.8%           44.1%        45.5%
=============================================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                   Years Ended May 31,
                                                                                1998                 1997
----------------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
          Prepaid expenses                                                      $(32)                $(59)
          Deferred revenue                                                       ---                  (51)
          Deferred state income taxes                                           (328)                (354)
----------------------------------------------------------------------------------------------------------
               Total Deferred Tax Liabilities                                   (360)                (464)
----------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
          Deferred revenue                                                       $36                  ---
          Allowances for doubtful accounts
               and amounts unbillable                                            535                  663
          Depreciation and amortization of intangibles                           449                  393
          Employee benefits                                                    2,250                2,035
          Claims reserves                                                        627                  819
          Rental inducements                                                     346                  329
          Deferred tax assets resulting from the
               acquisition of ABB Environmental
               Services, Inc.                                                  1,391                  ---
          Other, net                                                             289                  465
---------------------------------------------------------------------------------------------------------
               Total Deferred Tax Assets                                       5,923                4,704
---------------------------------------------------------------------------------------------------------
          Less: Valuation allowance on deferred tax
               assets resulting from the acquisition of
               ABB Environmental Services, Inc.                               (1,391)                 ---
---------------------------------------------------------------------------------------------------------

Net Deferred Assets                                                           $4,172               $4,240
=========================================================================================================

The Company recorded a valuation allowance of $1.4 million related to deferred taxes at May 31, 1998, representing a full reserve against the deferred tax assets resulting from the acquisition of ABB Environmental Services, Inc. Realization of ABB Environmental Services, Inc.'s underlying tax assets would result in a decrease of the goodwill associated with this acquisition.

Income taxes paid were as follows (in thousands):

                                1998                             $1,947
                                1997                                945
                                1996                              1,069

Note 5 - Other Assets

Other assets consist of the following (in thousands):


                                                                                May 31,
                                                                 1998                       1997
------------------------------------------------------------------------------------------------

     Goodwill and other intangible assets, net of
       accumulated amortization of $3,150 in 1998
       and $2,796 in 1997                                        $9,287                    $3,995
     Non-current deferred income taxes                            1,464                     1,549
     Deposits and other                                             521                       436
-------------------------------------------------------------------------------------------------
       Total                                                    $11,272                    $5,980
=================================================================================================

Note 6 - Other Liabilities

Other liabilities consist of the following (in thousands):


                                                                                May 31,
                                                                 1998                       1997
------------------------------------------------------------------------------------------------

     Claims reserves                                             $1,083                    $1,237
=================================================================================================

Note 7 - Defined Contribution Pension Plan

The Company has a defined contribution pension plan that covers substantially all of its employees. The Company's contributions to the plan are discretionary and may be in the form of cash payments or the Company's common stock. The amounts charged to operations for this plan were $824,000 for fiscal 1998, $615,000 for fiscal 1997, and $633,000 for fiscal 1996. The increase in fiscal 1998 compared to 1997 and 1996 was due to an increase of up to $200 per employee in Company matching contributions and the addition of employees eligible for the Company match due to the acquisition of ABB Environmental Services, Inc. The contributions for 1998, 1997 and 1996 were made with the Company's common stock.

Note 8 - Acquisitions

On May 8, 1998 the Company acquired all the outstanding shares of ABB Environmental Services, Inc., a consulting and engineering firm, from ABB Services, Inc. Total consideration of $12.0 million, excluding transaction costs, was paid entirely in cash. The acquisition was accounted for using the purchase method and accordingly the purchase price was allocated to the assets and liabilities acquired based upon their fair market value. The excess of purchase price of the acquisition over the fair market value of the net assets acquired was recorded as goodwill. The final determination of such excess amount is subject to a final assessment of the value of the consideration paid and the net assets acquired. The goodwill will be amortized on a straight line basis over 20 years.

The net purchase price was allocated as follows (in thousands):

Working capital, net                                            $ 5,670
Equipment                                                         1,114
Other assets                                                        116
Goodwill                                                          5,450
                                                               --------

Purchase price, net of cash received                            $12,350
                                                                =======

The results of operation for ABB Environmental Services, Inc. have been included in the Company's financial statements for the period of May 9, 1998 through May 31, 1998 and such results were not material to the Company's 1998 performance. The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired ABB Environmental Services, Inc. on June 1, 1996 (in thousands):


                                                                    Fiscal Years Ended May 31,
                                                                 1998                       1997

Net revenue                                                    $116,788                  $123,564
Income before income taxes                                        6,250                     4,465
Net income                                                        3,560                     2,413

Basic net income per share                                        $0.72                     $0.49
Shares used in computing basic net income
     per share                                                    4,959                     4,926
Diluted net income per share                                      $0.70                     $0.49
Shares used in computing diluted net income
     per share                                                    5,087                     4,950

Note 9 - Shareholders Equity

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and not for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock Option Plans - In July 1987, the Company adopted, and the shareholders approved, the 1987 Stock Option Plan that provided for the granting of stock options to employees and non-employee directors at no less than the fair market value of the common stock on the grant date. A total of 525,000 shares of the Company's common stock was reserved for issuance under this plan. The 1987 plan expired in July 1997 and no further options may be granted under that plan. As of May 31, 1998, 18,000 options remained outstanding and unexercised.

In August 1988, the Company adopted the 1988 Stock Option and Restricted Stock Option Plan that provides for the granting of stock options to employees. In November 1989, the plan was amended to provide for the granting of options to non-employee directors. Stock options may be incentive or non-statutory. Non-statutory stock options may be either restricted or non-restricted. All incentive stock options and non-restricted non-statutory stock options are to be granted at no less than the fair market value of the common stock on the grant date. Restricted stock options may be granted at a price determined by the Board of Directors, but shall not be less than $1.00 per share. A total of 1,050,000 shares of the Company's common stock has been reserved for issuance under this plan. All options granted under the 1987 and 1988 Stock Option Plans have 10 year terms, and vest and become fully exercisable after three or four years of continued employment. Since the 1988 plan will expire in October 1998 and no options may be granted under the 1988 plan, the Company will seek approval from the Company's shareholders for a new Stock Option Plan.

Following is a summary of options granted under the 1987 and 1988 stock option plans:

                                                                              Optioned Shares
                                                                       Range                Weighted
                                              Number                    of                   Average
                                                of                   Exercise               Exercise
                                              Shares                  Prices                  Price

BALANCE MAY 31, 1995                         1,033,250          $1.00        $14.30           $9.08
---------------------------------------------------------------------------------------------------

Options granted                                 57,000           5.88          6.88            6.21
Options canceled                               (79,250)          5.50         14.13            9.43
Options exercised                               (1,000)          1.00          1.00            1.00
---------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1996                         1,010,000          $1.00        $14.30           $8.90
---------------------------------------------------------------------------------------------------

Options granted                                 10,500           6.25          7.25            6.63
Options canceled                              (174,063)          5.50         14.13            9.13
Options exercised                               (6,000)          1.00          5.50            4.00
---------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1997                           840,437          $1.00        $14.30           $8.85
---------------------------------------------------------------------------------------------------

Options granted                                171,000           6.75          9.94            7.10
Options canceled                               (27,687)          6.13         14.13           10.00
Options expired                               (121,500)          8.33          8.33            8.33
Options exercised                              (59,750)          1.00          8.17            7.26
---------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1998                           802,500          $1.00        $14.30           $8.64
---------------------------------------------------------------------------------------------------

Under the Company's stock option plans, 550,375 and 670,249 options were exercisable at May 31, 1998 and 1997, respectively, at exercise prices ranging from $1.00 to $14.30. The contractual life at May 31, 1998, was one to ten years, with a weighted average contractual life of six years.

The following is a summary of fixed stock options outstanding and exercisable by price range at May 31, 1998:


                                               Options Outstanding                   Options Exercisable
                                                   Weighted
                                       Shares       Average                       Shares
                                        Out-       Remaining     Weighted          Exer-        Weighted
                                      standing     Contrac-       Average         cisable        Average
           Range of                     as of        tual        Exercise          as of        Exercise
        Exercise Prices                5/31/98       Life          Price          5/31/98         Price
   $1.0000    -   $1.0000               2,000        1.13          $1.00            2,000          $1.00
    5.5000    -    6.6250             164,250        6.62           5.82          107,125           5.78
    6.7500    -    7.0000             163,000        8.82           6.77           11,000           6.98
    7.2500    -    8.7500             193,000        5.33           7.51          190,000           7.51
    9.5000    -   11.5000              74,500        4.22          10.67           44,500          10.97
   12.3750    -   14.3000             205,750        3.35          12.79          195,750          12.72
--------------------------------------------------------------------------------------------------------

   $1.000     -  $14.3000             802,500        5.68          $8.64          550,375          $9.27

Employee Stock Purchase Plan - The 1991 Employee Stock Purchase Plan ("ESPP Plan") was approved and subsequently amended by the Company's Board of Directors and Shareholders. A total of 250,000 shares of the Company's common stock has been reserved for issuance pursuant to this plan at a price that is 85% of the stock's fair market value. As of May 31, 1998, a total of 180,963 shares has been purchased through this plan.

1995 Executive Stock Incentive Plan - In November 1995, the Company's shareholders approved a stock incentive plan that reserved 200,000 shares of common stock to be awarded to selected executives of the Company in lieu of, or in addition to, regular or bonus compensation. As of May 31, 1998, a total of 21,330 shares have been issued through this plan.

Non-employee Directors Stock Compensation Plan - In December 1996, the Company established a non-employee directors stock compensation plan that reserved 100,000 shares to be issued to non-employee directors of the Company. Directors can elect to have all or a portion of their director compensation paid in the form of common stock of the Company in lieu of cash compensation. A total of 14,016 shares has been issued under this plan as of May 31, 1998.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and is determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant under the fixed price option plans and the fair value of the employee's purchase rights under the employee stock purchase plan were estimated at the date of grant using a Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both periods below. The weighted-average of all other significant assumptions and the weighted-average fair value of grants made during the years ended May 31, 1998 and 1997 are as follows:


                                                 May 31, 1998                         May 31, 1997
                                        Option Plan        ESPP Plan          Option Plan       ESPP Plan

Volatility                               48.10%            48.10%              70.08%           70.08%
Risk-free interest rate                   6.52%             5.69%               6.08%            5.51%
Expected lives                           5.0 yrs           0.5 yrs             4.2 yrs          0.5 yrs
Fair value of grants                      $3.56             $3.55               $3.85            $1.78

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (in thousands) and earnings per share would have been $2,291 or $0.46 basic net income per share and $0.45 diluted net income per share, and $2,351, or $0.47 basic and diluted net income per share for the fiscal years 1998 and 1997, respectively.

Note 10 - Commitments and Contingencies

The Company leases certain premises and equipment under operating lease agreements. Future minimum commitments under leasing arrangements at May 31,1998 were as follows (in thousands):

                                                                   Operating
                                                                     Leases
Year ending May 31:

     1999                                                           $  5,886
     2000                                                              4,379
     2001                                                              3,032
     2002                                                              2,065
     2003 andreafter                                                   1,843
----------------------------------------------------------------------------

Minimum commitments                                                   $17.205

Rental expense was $5.5 million in 1998, $5.4 million in 1997, and, $5.6 million in 1996. Lease terms expire between June, 1998 and October, 2003. Most leases contain a renewal option at fair market value.

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

The Company has a $10 million per occurrence, $15 million aggregate contractor's operations and professional services insurance policy through an unrelated insurance carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

Note 11 - Selected Quarterly Financial Data (Unaudited)

The Company's fiscal quarters end on August 31, November 30, February 28, and May 31. Selected quarterly financial data for fiscal 1998 and 1997 are summarized as follows (in thousands, except per share data):

                                 Quarterly Data

                                                           First         Second           Third         Fourth
                                                          Quarter        Quarter         Quarter        Quarter

YEAR ENDED MAY 31, 1998
Net revenue                                              $21,681         $21,280        $19,081        $21,409
Operating income                                           1,327           1,265            202            426
Net income                                                   920             891            254            423

Basic net income per share                                 $0.19           $0.18          $0.05          $0.08
Shares used in computing basic net
  income per share                                         4,887           4,971          4,986          4,992
Diluted net income per share                               $0.19           $0.17          $0.05          $0.08
Shares used in computing diluted net
  income per share                                         4,928           5,133          5,142          5,145
--------------------------------------------------------------------------------------------------------------

YEAR ENDED MAY 31, 1997
Net revenue                                              $20,979         $21,282        $19,520        $22,495
Operating income                                             304           1,230            813          1,765
Net income                                                   226             750            462            966

Basic net income per share                                 $0.05           $0.15          $0.09          $0.20
Shares used in computing basic net
  income per share                                         4,892           4,980          4,942          4,889
Diluted net income per share                               $0.05           $0.15          $0.09          $0.20
Shares used in computing diluted net
  income per share                                         4,902           5,002          4,974          4,921
--------------------------------------------------------------------------------------------------------------

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders
Harding Lawson Associates Group, Inc.
Novato, California


We have audited the accompanying consolidated balance sheets of Harding Lawson Associates Group, Inc. as of May 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harding Lawson Associates Group, Inc. at May 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.




                                                               Ernst & Young LLP

San Francisco, California
July 3,1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Proposal No. 1: Election of Directors" under the sections entitled "General," "Security Ownership of Management," "The Directors," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 1998, that is to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference.

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

             Consolidated Balance Sheets, May 31, 1998 and 1997

             Consolidated Statements of Income for the years ended May 31, 1998, 1997, and 1996

             Consolidated Statements of Shareholders' Equity for the years ended May 31, 1998, 1997, and 1996

             Consolidated Statements of Cash Flows for the years ended May 31, 1998, 1997, and 1996

             Notes to Consolidated Financial Statements

             Report of Ernst and Young LLP, Independent Auditors

     (ii)    Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (iii)         Exhibits

         All of the Exhibits listed below, other than those marked with an asterisk, were filed as Exhibits to (a) the Company's Registration Statement on Form S-1 (Registration No. 33-15852), as filed with the Securities and Exchange Commission (the "Commission") on July 16, 1987 (the Registration Statement) and subsequently amended on August 14, 18, and 19, 1988, (b) the Company's 1988 Annual Report on Form 10-K, as filed with the Commission on August 28, 1988, (c) the Company's 1994 Annual Report on Form 10-K, as filed with the Commission on August 25, 1994, (d) the Company's 1995 Annual Report on Form 10-K, as filed with the Commission on August 25, 1995, (e) the Company's 1996 Annual Report on Form 10-K, as filed with the Commission on August 29, 1996, or (f) the Company's 1997 report on Form 10-K, as filed with the Commission of August 19, 1997 and are incorporated herein by reference. Exhibits marked with a single asterisk are attached as Exhibits to this Annual Report.

         2.1 Stock Purchase Agreement effective May 8, 1998 by and among the Company and ABB Services, Inc., incorporated by reference from the Company's Form 8-K, as filed with the Commission on May 21, 1998, where it appeared as Exhibit 2.1 thereto.

         3.1 Restated Certificate of Incorporation of the Company, incorporated by reference from amendment No. 1 to the Company's Registration Statement on Form S-1 under the 1933
                  Act, Registration No. 33-15852, that was filed with the Commission on August 14, 1987 ("Amendment No. 1"), where it appears as Exhibit 3(a) thereto.

         3.2 Amendment to Restated Certificate of Incorporation changing the Company's name from Harding Associates, Inc. to Harding Lawson Associates Group, Inc., incorporated by reference from the Company's 1996 Annual Report on Form 10-K, as filed with the Commission on August 29, 1996 ("1996 Form 10-K"), where it appears as Exhibit 3.2 thereto.

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

        10.8* Line of credit agreement with Wells Fargo Bank, N.A.as amended October 31, 1997.

        10.9@ 1995 Executive Stock Incentive Plan approved by the Company's Shareholders in November 1995, incorporated by reference from the 1996 Form 10-K, where it appears as Exhibit 10.9 thereto.

        10.10 Non-employee Director Compensation Plan dated April 27, 1997, incorporated by reference from the 1997 Form 10-K, where it appears as Exhibit 10.10 thereto.

        10.11*    Non-qualified Deferred Compensation Plan as amended
                  June 2, 1998.

        11.*      Computation of Per Share Earnings.

        21.*      Subsidiaries of the Registrant.

        23.*      Consent of Ernst and Young LLP, Independent Auditors

        27.       Financial Data Schedule (electronic filing only).

*    Exhibits are attached to this Annual Report.

@ Management contracts and compensatory plans or arrangements required to be filed as Exhibits in compliance with Item 14(a)(3).

The Company will provide a copy of any exhibit upon request and payment of the Company's reasonable expenses of furnishing such exhibit.

(b)      Reports on Form 8-K

         Date of Report             Item Reported

         May 21, 1998               Item 2:  Acquisition of ABB Environmental
                                    Services, Inc.
         July 17, 1998              8-K/A for May 21, 1998 Form 8-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  August 24, 1998                 By: /s/ Donald L. Schreuder
                                           -----------------------
                                           Donald L. Schreuder
                                           President and Chief Executive Officer




Date:  August 24, 1998                 By: /s/ Gregory A. Thornton
                                           ------------------------
                                           Gregory A. Thornton
                                           Vice President and Chief Financial
                                             Officer
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ James M. Edgar           Director                           August 21, 1998
------------------------
James M. Edgar



                             Director and Chairman
Richard S. Harding            Emeritus



/s/ Stuart F. Platt          Director                           August 22, 1998
-------------------------
Adm. Stuart F. Platt (Ret.)



/s/ Richard D. Puntillo      Chairman of the Board              August 24, 1998
-------------------------
Richard D. Puntillo



/s/ Donald L. Schreuder      President, Chief Executive         August 24, 1998
-------------------------
Donald L. Schreuder          Officer, and Director



/s/ Donald K. Stager         Director                           August 26, 1998
-------------------------
Donald K. Stager

                                Index to Exhibits

Exhibit No.                                   Exhibit


     10.8                  Line of credit agreement with Wells Fargo Bank, N.A.
                           as amended October 31, 1997.

     10.11                 Non-qualified Deferred Compensation Plan as amended
                           June 2, 1998.

     11.                   Computation of Per Share Earnings.

     21.                   Subsidiaries of the Registrant

     23.                   Consent of Ernst and Young LLP, Independent Auditors

     27.                   Financial Data Schedule (Electronic filing only)