Form 10-Q
period 1998-08-31
HARDING LAWSON ASSOCIATES GROUP INC
filed 1998-10-13
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X             Quarterly Report Pursuant to Section 13 or 15(d) of the
  -----           Securities Exchange Act of 1934

                  For the quarterly period ended August 31, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 9, 1998 the registrant had issued and outstanding an aggregate of 4,832,321 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                            Page

PART I.           FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets -
             August 31, 1998 (Unaudited) and May 31, 1998.....................3

             Condensed Consolidated Statements of Income -
             Three Months Ended August 31, 1998
             and August 31, 1997 (Unaudited)..................................4

             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended August 31, 1998 and
             August 31, 1997 (Unaudited)......................................5

             Notes to Condensed Consolidated Financial Statements
             August 31, 1998 (Unaudited)......................................6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................8

PART II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K................................12

SIGNATURES  .................................................................13

INDEX TO EXHIBITS ...........................................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                     August 31, 1998             May 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $  9,250                   $15,118
     Accounts receivable                                                  34,053                    28,976
     Unbilled work in progress                                            13,156                    13,863
     Less allowances for receivables and unbilled work                    (1,972)                   (1,836)
     Prepaid expenses                                                      2,018                     1,196
     Deferred income taxes                                                 2,371                     2,708
----------------------------------------------------------------------------------------------------------
         Total current assets                                             58,876                    60,025
----------------------------------------------------------------------------------------------------------
     Equipment                                                            25,350                    24,892
     Less accumulated depreciation                                       (20,198)                  (19,571)
-----------------------------------------------------------------------------------------------------------
         Net equipment                                                     5,152                     5,321
----------------------------------------------------------------------------------------------------------
Deposits and other assets                                                 11,167                    11,272
----------------------------------------------------------------------------------------------------------
         Total assets                                                    $75,195                   $76,618
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $ 6,841                   $ 6,381
     Accrued expenses                                                      4,455                     5,350
Accrued compensation                                                       6,243                     7,794
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                 5,876                     5,352
     Income taxes payable                                                    831                       468
----------------------------------------------------------------------------------------------------------
         Total current liabilities                                        24,246                    25,345
----------------------------------------------------------------------------------------------------------
Other liabilities                                                          1,198                     1,084
----------------------------------------------------------------------------------------------------------
         Total liabilities                                                25,444                    26,429
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                                            407                       401
----------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01  par value;  authorized  shares  10,000,000;
         issued and outstanding--4,882,321 and 5,009,018 at
         August 31, 1998 and May 31, 1998, respectively                       49                        50
     Additional paid-in capital                                           17,555                    18,891
     Retained earnings                                                    32,072                    31,059
     Foreign currency translation adjustment                                (332)                     (212)
-----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       49,344                    49,788
----------------------------------------------------------------------------------------------------------
              Total liabilities and shareholder's equity                 $75,195                   $76,618
==========================================================================================================
                 The  accompanying  notes  are  an  integral  part  of  these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                          Three Months Ended August 31,
                                                                         1998                        1997

Gross revenue                                                            $39,443                   $31,818
Less:  Cost of outside services                                           11,762                    10,137
----------------------------------------------------------------------------------------------------------

Net revenue                                                               27,681                    21,681
----------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                                                 18,933                    14,592
     General expenses                                                      7,102                     5,762
----------------------------------------------------------------------------------------------------------

     Total costs and expenses                                             26,035                    20,354
----------------------------------------------------------------------------------------------------------

Operating income                                                           1,646                     1,327

Interest in loss of unconsolidated subsidiaries                              ---                       (50)

Interest income, net                                                         113                       264
----------------------------------------------------------------------------------------------------------

Income before income taxes
     and minority interest                                                 1,759                     1,541

Provision for income taxes                                                   740                       645

Minority interests                                                             6                       (24)
-----------------------------------------------------------------------------------------------------------

Net income                                                               $ 1,013                    $  920
==========================================================================================================

Basic net income per share                                               $  0.21                    $ 0.19
==========================================================================================================

Shares used in computing basic net income per share                        4,896                     4,887
==========================================================================================================

Diluted net income per share                                             $  0.20                    $ 0.19
==========================================================================================================

Shares used in computing diluted net income per share                      4,999                     4,928
==========================================================================================================
          The  accompanying  notes  are  an  integral  part  of  these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended August 31,
                                                                          1998                       1997

OPERATING ACTIVITIES
     Net income                                                          $ 1,013                   $   920
     Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization                                       829                       625
         Net increase in current assets                                   (4,719)                     (237)
         Net decrease in current liability                                  (267)                   (2,105)
         Other, net                                                          157                      (110)
-----------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         OPERATING ACTIVITIES                                             (2,987)                     (907)
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of equipment, net                                             (528)                     (251)
     Investment in acquisition                                               (63)                     (197)
-----------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         INVESTING ACTIVITIES                                               (591)                     (448)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from sale of stock                                             201                        37
     Repurchase of common stock                                           (2,371)                      (80)
-----------------------------------------------------------------------------------------------------------

         NET CASH USED IN FINANCING ACTIVITIES                            (2,170)                      (43)
-----------------------------------------------------------------------------------------------------------

     Effect of foreign currency translation                                 (120)                      ---
----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (5,868)                   (1,398)

     Cash and cash equivalents at
     beginning of period                                                  15,118                    24,464
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 9,250                   $23,066
==========================================================================================================
            The  accompanying  notes  are  an  integral  part  of  these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

August 31, 1998

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. Reclassification of certain balances for the fiscal year ended May 31, 1998 have been made to conform to the August 31, 1998 presentation.

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

NOTE 3:  ACQUISITIONS

On May 8, 1998 the Company acquired all outstanding shares of ABB Environmental Services, Inc., a consulting and engineering firm, from ABB Services, Inc. Total consideration of $12.0 million, excluding transaction costs, was paid entirely in cash. The acquisition was accounted for using the purchase method and accordingly the purchase price was allocated to the assets and liabilities acquired based upon their fair market value. The excess of purchase price of the acquisition over the fair market value of the net assets acquired was recorded as goodwill. The goodwill will be amortized on a straight-line basis over 20 years.

The net purchase price was allocated as follows (in thousands):

Working capital, net                                            $ 5,670
Equipment                                                         1,114
Other assets                                                        116
Goodwill                                                          5,450
                                                                -------

Purchase price, net of cash received                            $12,350
                                                                =======

The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired ABB Environmental Services, Inc. on June 1, 1997 (in thousands except per share data):
--------------------------------------------------------------------------------
                                                              Three months ended
                                                                August 31,1997
--------------------------------------------------------------------------------
Net revenue                                                        $31,003
Income before income taxes                                           2,340
Net income                                                           1,392

Basic net income per share                                         $  0.28
Shares used in computing basic net income per share                  4,887
Diluted net income per share                                       $  0.28
Shares used in computing diluted net income per share                4,928

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the level of future purchases of fixed assets, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the possibility of the Company's making acquisitions during the next 12 to 18 months and the impact of becoming year 2000 compliant. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; the Company's inability to find and close acquisitions; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
---------------------
(In thousands, except share data)

The following table sets forth for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                                                    Percentage of
                                                                     Net Revenue
                                                                  For Three Months              Percentage
                                                                  Ended August 31,          Increase/(Decrease)
                                                                                               Three Months
                                                                1998              1997         1998 vs. 1997
                                                                ----              ----         -------------

Net revenue                                                    100%              100.0%            27.7%
Costs and expenses
     Payroll and benefits                                       68.4              67.3             29.7
     General expenses                                           25.6              26.6             23.2
Operating income/margin                                          6.0               6.1             24.1
Interest income, net, and interest in loss
     of unconsolidated subsidiaries                               .4               1.0            (47.2)
Income before income taxes and minority interest                 6.4               7.1             14.2
Provision for income taxes and minority interest                 2.7               3.0             20.2
Net income                                                       3.7               4.1             10.1

First Quarter Comparison for Fiscal Years 1999 and 1998
-------------------------------------------------------

Net revenue for the fiscal quarter ended August 31, 1998 totaled $27,681, an increase of 27.7 percent from net revenue of $21,681 for the first quarter of the prior fiscal year. The increase in net revenue for the quarter ended August 31, 1998 was attributable to the acquisition of ABB Environmental Services, Inc. (ABB ES). Net revenue would have been 10.7 percent lower than the first quarter of the prior year had the acquisition of ABB ES occurred on June 1, 1997. The decline in net revenue for ABB ES was 21 percent compared with the prior year due primarily to the wind down of a large federal project. Excluding the acquisition, net revenue was 6 percent lower than the same period in the prior year. This decline reflects a 24 percent decrease in public sector net revenue, and a 12 percent decline in international net revenue, partially offset by an 11 percent increase in net revenue from domestic industrial sector clients. The decrease in public sector net revenue was largely due to a 33 percent decrease in state and local net revenue while net revenue from federal contracts declined 15 percent. The decrease in the pre-acquisition domestic net revenue was due to lower demand for the Company's services while prices were essentially unchanged compared to the same period in fiscal 1998. Net revenue from international operations for the fiscal quarter ended August 31, 1998 was $1,151 or four percent of total net revenue compared to $1,314 or six percent of total net revenue in the same quarter of the prior fiscal year.

A significant portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to private sector clients. Similar to situations that have occurred in the past few years, some of these public sector contracts will be substantially completed during fiscal 1999 and 2000. The Company has been awarded certain contracts that potentially could offset revenue that will be lost under nearly completed contracts. However, if the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on previously awarded federal contracts, a material decline in revenue could result.

Operating income for the first quarter of fiscal 1999 was $1,646, an increase of 24 percent from $1,327 for the same period in fiscal 1998. Operating margin decreased to 6.0 percent of net revenue in the current quarter compared with 6.1 percent in the first quarter of fiscal 1998. Excluding the operational results from the acquisition, operating income would have decreased by $727 from the prior year with a resulting margin of 3.0 percent. The decrease in pre-acquisition operating income and margin excluding the effect of the acquisition was due primarily to the lower net revenue discussed above, partially offset by a decrease in both payroll and general expenses.

Net interest income for the first quarter of fiscal 1999 was $113 compared to net interest income of $264. Net interest income was lower primarily due to the Company's decreased cash position that resulted in lower balances of invested cash. The decrease in cash was due primarily to cash utilized in the acquisition and, to a lesser extent, the repurchase of common stock by the Company compared to the prior fiscal year.

The effective tax rate was 42.1 percent for the first quarter of fiscal 1999 and was 41.9 percent in the first quarter of the prior year.

Net income for the quarter was $1,013 compared with $920 in the first quarter of 1998, an increase of 10 percent. Basic earnings per share were $0.21 on 4,890,000 weighted average basic shares outstanding compared to $0.19 per share on 4,887,000 basic weighted average shares outstanding in the same period last year. Diluted net income per share was $0.20 on 4,999,000 diluted weighted average shares outstanding compared to $0.19 per share on 4,928,000 diluted weighted average shares outstanding in the same period last year.

Liquidity and Capital Resources
-------------------------------

For the three months ended August 31, 1998, net cash used in operations was $2,987 compared to net cash used in operations of $907 for the same period last year. The increase in cash used in operations was primarily due to an increase in days sales outstanding in the Company's receivables in the current fiscal year compared to a year ago.

The Company made capital expenditures of $528 in the first three months of fiscal 1999 compared to capital expenditures of $251 in the first three months of the prior year. The increase in equipment purchases is related to the purchase of new mainframe computer equipment and network servers as part of a planned upgrade of the Company's financial systems. The Company anticipates its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those made in the prior fiscal year. The Company made payments of $63 related to the May 1998 acquisition compared with payments made in the prior fiscal year of $197 related to additional purchase consideration for an acquisition completed in May of fiscal 1994.

At August 31, 1998, the Company had cash on hand and cash equivalents of $9,250. The Company has a $20 million revolving credit line agreement that expires in November 1999. At August 31, 1998 and 1997, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at a rate of 5.6 percent at August 31, 1998 and 5.7 percent at May 31, 1998.

On March 7, 1996 the Board of Directors of the Company approved a Common Stock Repurchase Program that authorized the Company to purchase up to a maximum of 500,000 shares of stock on the open market for the purpose of funding the Company's various employee stock programs. The Company repurchased 260,000 shares during the quarter ended August 31, 1998 for an average price of $9.12. In the same period of the prior fiscal year the Company repurchased 10,500 shares at a price of $7.63. These purchases effectively completed the share repurchase program as authorized. On September 25, 1998 the Board authorized management to repurchase up to 500,000 shares over the next four years.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services, and encounters potential liability including claims for errors and omissions resulting from design or construction defects, construction cost overruns or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters and in the aggregate such claims are not expected to have a material impact on the financial position and liquidity of the Company. Currently, the Company is provided a $10 million per occurrence, $15 million aggregate contractor's operations and professional services insurance policy through an unrelated, rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

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

Year 2000 Compliance
--------------------

Computer systems and software have historically been coded to accept only two digit entries for the year in the date code. These two digit codes must accept a four-digit code in order to insure that systems do not confuse the year 2000 with the year 1900 and either shutdown or perform incorrect calculations as a result of the problem.

The Company has completed several tasks related to the year 2000 compliance issue and is on schedule to complete the remaining tasks prior to December 31, 1999. Included in the year 2000 program is an inventory of the Company's hardware and software. The Company is completing this inventory and assessment of the year 2000 problem relative to each piece of hardware and software. The Company anticipates completion of an upgrade to year 2000 compliant accounting and management software during the current fiscal year. Other upgrades of equipment and software are currently scheduled as part of normal business operations. The Company is also examining issues related to the operation of each of its offices, such as phone and security systems. Each office is being evaluated individually and upgrades to hardware and software are being addressed as they are encountered. The Company considers risk in this area to be minimal. Contingency plans will be developed in regard to year 2000 compliance if the Company determines that compliance is not likely to occur.

The Company has undertaken an analysis of its vendors and suppliers to determine potential areas of risk with regard to their failure to achieve year 2000 compliance, and is preparing an assessment document to be sent to the appropriate vendors to assess the impact of the year 2000 problem as it relates to third party goods and services. The Company is also inventorying software and equipment that the Company has supplied under contracts or relationships with its clients and is in the process of discussing with them possible year 2000 issues. Contingency plans will also be developed as appropriate to deal with any potential problems that may be identified.

The costs associated with the year 2000 compliance issue have not been material and generally fall within normally anticipated operating and capital spending. The Company currently estimates the costs of becoming year 2000 compliant will not be material to the financial position of the Company. Although the Company does not currently anticipate the costs of year 2000 compliance to be material, it cannot ensure year 2000 compliance by third parties. The Company cannot predict with accuracy at this time the extent to which our vendors and clients will become compliant. In the event that the Company's vendors and/or clients fail to become year 2000 compliant, the resulting effects on the Company's financial position could be adversely affected.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended August 31, 1998:

                           Exhibit No. 11 Computation of Net Income Per Share

                           Exhibit No. 27 Financial Data Schedule

                  b.       Reports on Form 8-K

                           Subsequent to the end of the quarter, the Company filed a Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HARDING LAWSON ASSOCIATES GROUP, INC.





Date:   October 9, 1998              /s/ Gregory A. Thornton
                                     Gregory A. Thornton
                                     President, Chief Executive Officer,
                                     and Chief Financial Officer
                                    (Principal Executive and Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX


    Exhibit No.

        11                 Computation of Net Income Per Share

        27                 Financial Data Schedule