Form 10-Q
period 1998-11-30
HARDING LAWSON ASSOCIATES GROUP INC
filed 1999-01-11
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                                  FORM 10-Q

(Mark One)

    X             Quarterly Report Pursuant to Section 13 or 15(d) of the
  -----           Securities Exchange Act of 1934

                  For the quarterly period ended November 30, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At January 7, 1999 the registrant had issued and outstanding an aggregate of 4,876,396, shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.


                                                                            Page

PART I.           FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
         November 30, 1998 (Unaudited) and May 31, 1998.......................3

         Condensed Consolidated Statements of Income -
         Three and Six Months Ended November 30, 1998
         and November 30, 1997 (Unaudited)....................................4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended November 30, 1998 and
         November 30, 1997 (Unaudited)........................................5

         Notes to Condensed Consolidated Financial Statements
         November 30, 1998 (Unaudited)........................................6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8

PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders.................12

 Item 6. Exhibits and Reports on Form 8-K....................................13

SIGNATURES                 ..................................................14

INDEX TO EXHIBITS          ..................................................15

                                     PART I

                                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    HARDING LAWSON ASSOCIATES GROUP, INC.
                                    Condensed Consolidated Balance Sheets
                                      (In thousands, except share data)

                                                                    November 30, 1998            May 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $15,281                   $15,118
     Accounts receivable                                                  30,909                    28,976
     Unbilled work in progress                                            12,455                    13,863
     Less allowances for receivables and unbilled work                    (2,327)                   (1,836)
     Prepaid expenses                                                      1,385                     1,196
     Deferred income taxes                                                 2,659                     2,708
----------------------------------------------------------------------------------------------------------------
         Total current assets                                             60,362                    60,025
----------------------------------------------------------------------------------------------------------------
     Equipment                                                            25,942                    24,892
     Less accumulated depreciation                                       (20,866)                  (19,571)
----------------------------------------------------------------------------------------------------------------
         Net equipment                                                     5,076                     5,321
----------------------------------------------------------------------------------------------------------------
Deposits and other assets                                                 11,196                    11,272
----------------------------------------------------------------------------------------------------------------
         Total assets                                                    $76,634                   $76,618
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $6,165                    $6,381
     Accrued expenses                                                      5,195                     5,350
     Accrued compensation                                                  8,046                     7,794
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                 5,780                     5,352
     Income taxes payable                                                    661                       468
----------------------------------------------------------------------------------------------------------------
         Total current liabilities                                        25,847                    25,345
----------------------------------------------------------------------------------------------------------------
Other liabilities                                                          1,113                     1,084
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                26,960                    26,429
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                                            398                       401
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01  par value;  authorized  shares  10,000,000;  issued and outstanding--4,836,297 and 5,009,018 at November 30, 1998
         and May 31, 1998, respectively                                       48                        50
     Additional paid-in capital                                           17,248                    18,891
     Retained earnings                                                    32,212                    31,059
     Foreign currency translation adjustment                                (232)                     (212)
----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       49,276                    49,788
----------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholder's equity                 $76,634                   $76,618
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


                                    HARDING LAWSON ASSOCIATES GROUP, INC.
                                 Condensed Consolidated Statements of Income
                                    (In thousands, except per share data)
                                                 (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                             November 30,                      November 30,
                                                         1998             1997              1998           1997
-------------------------------------------------------------------------------------------------------------------

Gross revenue                                          $40,697           $33,628          $80,140        $65,446
Less:  Cost of outside services                         13,900            12,348           25,662         22,485
-------------------------------------------------------------------------------------------------------------------

Net revenue                                             26,797            21,280           54,478         42,961
-------------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                               18,690            13,917           37,623         28,509
     General expenses                                    7,987             6,098           15,089         11,860
-------------------------------------------------------------------------------------------------------------------

     Total costs and expenses                           26,677            20,015           52,712         40,369
-------------------------------------------------------------------------------------------------------------------

Operating income                                           120             1,265            1,766          2,592

Interest in loss of unconsolidated
     subsidiaries                                           --                --               --            (50)

Interest income, net                                       106               243              219            507
-------------------------------------------------------------------------------------------------------------------

Income before income taxes
     and minority interest                                 226             1,508            1,985          3,049

Provision for income taxes                                  96               637              836          1,282

Minority interest                                           (9)              (20)              (3)           (44)
-------------------------------------------------------------------------------------------------------------------

Net income                                                $139              $891           $1,152         $1,811
===================================================================================================================

Basic net income per share                               $0.03             $0.18            $0.24          $0.37
===================================================================================================================

Shares used in computing basic net
     income per share                                    4,835             4,971            4,859          4,929
===================================================================================================================

Diluted net income per share                             $0.03             $0.17            $0.23          $0.36
===================================================================================================================

Shares used in computing diluted net
     income per share                                    4,854             5,133            4,920          5,031
===================================================================================================================
                  The accompanying notes are an integral part of these financial statements.



                                    HARDING LAWSON ASSOCIATES GROUP, INC.
                               Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                 (Unaudited)

                                                                               Six Months Ended November 30,
                                                                                 1998                1997

OPERATING ACTIVITIES
     Net income                                                                 $1,152              $1,811
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                           1,641               1,246
         Net increase in current assets                                           (173)             (1,353)
         Net increase/(decrease) in current liabilities                          1,358                (478)
         Other, net                                                                 17                (126)
----------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,995               1,100
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of equipment, net                                                 (1,127)               (812)
     Investment in acquisition                                                    (184)               (197)
----------------------------------------------------------------------------------------------------------------

         NET CASH USED IN INVESTING ACTIVITIES                                  (1,311)             (1,009)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from sale of stock                                                   201                 156
     Repurchase of common stock                                                 (2,702)               (180)
----------------------------------------------------------------------------------------------------------------

         NET CASH USED IN FINANCING ACTIVITIES                                  (2,501)                (24)
----------------------------------------------------------------------------------------------------------------

     Effect of foreign currency translation                                        (20)                (90)
----------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE)
      IN CASH AND CASH EQUIVALENTS                                                 163                 (23)

     Cash and cash equivalents at beginning of period                           15,118              24,464
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD                                    $15,281             $24,441
================================================================================================================
  The accompanying  notes are an  integral  part of these  financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

November 30, 1998

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. Reclassification of certain balances for the fiscal year ended May 31, 1998 have been made to conform to the November 30, 1998 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate, such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997,  the  Statement of Financial  Accounting  Standards  No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was issued and is effective for the year ending May 31, 1999. This Statement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company is currently assessing the impact of SFAS 131 on its financial reporting.

In June 1997, the Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" was issued and is effective for fiscal year 1999. SFAS 130 establishes rules for the reporting of comprehensive income and its components in financial statements. At present, comprehensive income for the Company includes net income and translation adjustments on foreign currency.

Comprehensive income for the six months ending November 30 is as follows:



                                                 Six Months Ending November 30,
                                                1998                      1997


Net income                                     $1,152                    $1,811
Foreign currency translation adjustment           (20)                      (90)
                                               ------                    ------

Comprehensive income                           $1,132                    $1,721
                                               ======                    ======

NOTE 4:  ACQUISITIONS

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

The net purchase price was allocated as follows (in thousands):

Working capital, net                                           $  5,604
Equipment                                                         1,114
Other assets                                                        116
Goodwill                                                          5,516
                                                              ---------

Purchase price, net of cash received                            $12,350
                                                                =======


The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired ABB Environmental Services, Inc. on June 1, 1997 (in thousands except per share data):

                                 Three months ended            Six months ended
                                  November 30,1997            November 30, 1997

Net revenue                          $30,361                      $61,675
Income before income taxes             2,349                        4,793
Net income                             1,387                        2,923

Basic net income per share             $0.28                        $0.59
Shares used in computing basic
  net income per share                 4,971                        4,929
Diluted net income per share           $0.27                        $0.58
Shares used in computing diluted
  net income per share                 5,133                        5,031

                      HARDING LAWSON ASSOCIATES GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the level of future purchases of fixed assets, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the possibility of the Company making acquisitions during the next 12 to 18 months and the impact of becoming year 2000 compliant. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; the Company's inability to find and close acquisitions; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
---------------------
(In thousands, except share data)

The following table sets forth for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                              Percentage of Net Revenue                         Percentage
                                   Three Months Ended          Six Months Ended             Increase (Decrease)
                                      November 30,November 30,   November 30,
                                                                                    Three Months         Six Months
                                    1998         1997         1998         1997     1998 vs. 1997       1998 vs. 1997
                                    ----         ----         ----         ----     -------------       -------------

Net revenue                        100.0%       100.0%       100.0%       100.0%        25.9%               26.8%
Costs and expenses
     Payroll and benefits           69.8         65.4         69.1         66.4         34.3                32.0
     General expenses               29.8         28.7         27.7         27.6         31.0                27.2
Operating income/margin               .4          5.9          3.2          6.0        (90.5)              (31.9)
Interest income, net and
     interest in loss of uncon-
     solidated subsidiaries           .4          1.2           .4          1.1        (56.4)              (52.1)
Income before income taxes
     and minority interest            .8          7.1          3.6          7.1        (85.0)              (34.9)
Provision for income taxes
     and minority interest            .3          2.9          1.5          2.9        (85.9)              (32.7)
Net income                            .5          4.2          2.1          4.2        (84.4)              (36.4)

Second Quarter Comparison for Fiscal Years 1999 and 1998
--------------------------------------------------------

Net revenue for the fiscal quarter ended November 30, 1998 totaled $26,797, an increase of 25.9 percent from net revenue of $21,280 for the second quarter of the prior fiscal year. The increase in net revenue for the quarter ended November 30, 1998 was attributable to the acquisition of ABB Environmental Services, Inc. (ABB ES). Net revenue would have been 11.7 percent lower than the second quarter of the prior year had the acquisition of ABB ES occurred on June 1, 1997. The decline in net revenue for ABB ES for that period was 21.3 percent compared with the prior year due primarily to the wind down of a large federal project.

Excluding the acquisition, net revenue was 7.7 percent lower than the same period in the prior year. This decline reflects an 8 percent increase in net revenues from domestic industrial sector clients, a 22 percent decrease in net revenues from international operations and a 20 percent decrease in net revenues from the public sector. The decrease in net revenue was due to lower demand for the Company's services, which was partially offset by increased prices. Net revenue from international operations for the fiscal quarter ended November 30, 1998 was $974 or 4 percent of total net revenue compared to $1,253 or 6 percent of total net revenue in the same quarter of the prior fiscal year.

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

Operating  income for the second  quarter of fiscal 1999 was $120, a decrease of
90.5 percent from $1,265 for the same period in fiscal 1998. Operating margin decreased to approximately 1 percent of net revenue in the current quarter compared with 6 percent in the second quarter of fiscal 1998. Excluding the operational results from the acquisition, operating income would have decreased by $2,041 from the prior year resulting in a negative margin of 3.9 percent. The decrease in operating income resulted from (i) the lower net revenue discussed above, (ii) charges of approximately $500 for a severance agreement negotiated with the Company's former Chief Executive Officer and the related search and recruitment costs for a successor and (iii) a charge of $200 related to the write-down of excess premise leases.

Net interest income for the second quarter of fiscal 1999 was $106 compared to net interest income of $243 in the second quarter of the prior year. Net interest income was lower primarily due to the Company's decreased cash position that resulted in lower balances of invested cash. The decrease in cash was due primarily to cash utilized in the acquisition and, to a lesser extent, the repurchase of more common stock by the Company than in the prior fiscal year.

The effective tax rate was 42.6 percent for the second quarter of fiscal 1999 and was 42.2 percent in the second quarter of the prior year.

Net income for the quarter was $139 compared with $891 in the second quarter of 1998, a decrease of 84.4 percent. Basic earnings per share were $0.03 on 4,835 basic weighted average shares outstanding compared to $0.18 per share on 4,971 basic weighted average shares outstanding in the same period last year. Diluted earnings per share were $0.03 on 4,854 diluted weighted average shares outstanding compared to $0.17 per share on 5,133 diluted weighted average shares outstanding in the same period last year.

Six Month Comparison for Fiscal Years 1999 and 1998
---------------------------------------------------

Net revenue for the six months ended November 30, 1998 amounted to $54,478, an increase of 26.8 percent from net revenue of $42,961 for the six months ended November 30, 1997. The increase in net revenue was attributable to the acquisition of ABB ES. Net revenue would have been 13.2 percent lower than net revenue for the six months of the prior year had the acquisition of ABB ES occurred on June 1, 1997.

Excluding the acquisition, net revenue was 7.1 percent lower than the same period in the prior year. Net revenue from the public sector and international operations declined by 12 percent and 17 percent, respectively, which was offset by a 10 percent increase in net revenue from domestic industrial sector clients.

Operating income amounted to $1,766, a decrease of 31.9 percent from operating income of $2,592 for the first six months of the prior year. The operating margin decreased to 3.2 percent from 6.0 percent a year ago. Operating income was adversely affected, in particular, by the $500 in costs associated with the severance agreement and recruitment costs and the $200 related to the write-down of excess premise leases discussed above.

Net interest income for the six months ended November 30, 1998 was $219, a decrease of 56.8 percent from net interest income of $507 for the same period of the prior fiscal year. The decrease was primarily due to a $10.8 million decrease in the average cash balance compared to the prior year.

The effective tax rate for the six months ended November 30, 1998 was 42.1 percent, and for the six months ended November 30, 1997 was 42.0 percent.

Net income for the six months was $1,152, a 36.4 percent decrease from net income of $1,811 for the six month period in the prior year. Basic earnings per share were $0.24 on 4,859 weighted average basic shares outstanding compared to $0.37 on 4,929 weighted average basic shares outstanding in the first six month period of the prior year. Diluted earnings per share were $0.23 on 4,920 weighted average diluted shares outstanding compared to $0.36 per share on 5,031 weighted average diluted shares outstanding in the same period last year.

Liquidity and Capital Resources
-------------------------------

For the six months ended November 30, 1998, net cash provided by operations was $3,995 compared to $1,100 for the same period last year. The increase in cash provided by operations was due primarily to focused billing and collection efforts on a larger revenue base.

The Company made capital expenditures of $1,127 in the first six months of fiscal 1999 compared to capital expenditures of $1,009 in the first six months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those incurred in the prior fiscal year. In the first six months of 1999, the Company made a payment of $118 related to an acquisition completed in fiscal 1994 compared with payments made in the prior period of $197 related to that acquisition.

At November 30, 1998 the Company had cash on hand and cash equivalents of $15,281. The Company has a $20 million revolving credit line agreement that expires in November 2000. At November 30, 1998 and 1997, the Company had no borrowings outstanding under its line of credit. Borrowings were available to the Company at an interest rate of 5.6 percent at November 30, 1998, and 5.7 percent at May 31, 1998. The Company is in compliance with all covenants pertaining to the credit line agreement.

On March 7, 1996 the Board of Directors of the Company approved a Common Stock Repurchase Program ("1996 Program") that authorized the Company to purchase up to a maximum of 500,000 shares of stock on the open market for the purpose of funding the Company's various employee stock programs. The Company repurchased 260,000 shares during the first six months of fiscal 1999 at an average price of $9.12 compared to 21,300 shares repurchased at an average price of $8.45 during the first six months of fiscal 1998. There are 4,500 shares which remain available to be repurchased under the 1996 Program. On September 25, 1998, the Board authorized management to repurchase up to 500,000 shares over the next four years.

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

The Company has completed several tasks related to the year 2000 compliance issue and is on schedule to complete the remaining tasks prior to December 31, 1999. Included in the year 2000 program is an inventory of the Company's hardware and software. The Company expects to complete this inventory and assessment of the year 2000 problem relative to each piece of hardware and software by June 30, 1999. During the second quarter of fiscal 1999, the Company substantially completed the upgrade of its major information technology system (an accounting and project management system) to be year 2000 compliant. Other upgrades of equipment and software are currently scheduled as part of normal business operations. Non-information technology used by the Company (such as telephone and security systems) is also being assessed for year 2000 compliance and required upgrades to such hardware and software are being prioritized for resolution. The assessment and remediation of non-information technology is scheduled to be completed by December 31, 1999. The Company considers risk in this area to be minimal. Contingency plans will be developed in regard to year 2000 compliance if the Company determines that compliance is not likely to occur.

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

The costs associated with the year 2000 compliance issue have not been material and generally fall within normally anticipated operating and capital spending. The Company currently estimates the costs of becoming year 2000 compliant will not be material to the financial position of the Company. Although the Company does not currently anticipate the costs of year 2000 compliance to be material, it cannot ensure year 2000 compliance by third parties. The Company cannot predict with accuracy at this time the extent to which its vendors and clients will become compliant. In the event that the Company's vendors and/or clients fail to become year 2000 compliant, the resulting effects on the Company's financial position could be adversely affected.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant was held on November 4, 1998 and three proposals were presented to security holders for a vote; election of two directors, approval of the Non-employee Director Compensation Stock Plan, and ratification of the appointment of independent auditors.

The six-member Board of Directors is divided into three classes. Each year one of the classes stands for election to a term of three years. The class standing for election at the 1998 annual meeting was Class II, consisting of two incumbent directors: Richard D. Puntillo and James M. Edgar. The terms for Class I Directors, Retired Rear Admiral Stuart F. Platt and Donald K. Stager, expire in 2000, and the terms for Class III Directors, Richard S. Harding and Ross A. Anderson, expire in 1999.

The following table lists the votes cast:

                                                   For             Withheld
Proposal 1
Election of Directors
         Richard D. Puntillo                     3,749,812          240,542
         James M. Edgar                          3,749,939          240,415

                                                   For              Against          Abstain          Non-Vote

Proposal 2
1998 Stock Option Plan                           2,782,526          400,377           130,133          677,338

Proposal 3
Ratification of Ernst & Young LLP
Independent Auditors                             3,966,157           23,023             1,174                0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended November 30, 1998:

                           Exhibit No. 11 Computation of Net Income Per Share

                           Exhibit No. 27 Financial Data Schedule

                  b.       Reports on Form 8-K

                           During the period covered by this Report on Form 10-Q, the Company filed a Current Report on Form 8-K, dated October 2, 1998, describing changes in executive officers of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HARDING LAWSON ASSOCIATES GROUP, INC.





Date:      January 11, 1999           /s/ Gregory A. Thornton
       ------------------------      ------------------------------------------
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