Form 10-Q
period 1999-02-28
HARDING LAWSON ASSOCIATES GROUP INC
filed 1999-04-09
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----
             Exchange Act of 1934

             For the quarterly period ended February 28, 1999 or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _____________ to _____________

                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               68-0132062
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

                             7655 Redwood Boulevard
                            Novato, California 94945
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (415) 892-0821

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 5, 1999 the registrant had issued and outstanding an aggregate of 4,918,122 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                                                                           Page

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets -
           February 28, 1999 (Unaudited) and
           May 31, 1998.......................................................3

           Condensed Consolidated Statements of Income -
           Three and Nine Months Ended February 28, 1999 and
           February 28, 1998 (Unaudited)......................................4

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended February 28, 1999 and
           February 28, 1998  (Unaudited).....................................5

           Notes to Condensed Consolidated Financial Statements
           February 28, 1999 (Unaudited)......................................6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................8

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K..................................13

SIGNATURES  .................................................................14

EXHIBIT INDEX ...............................................................15

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    HARDING LAWSON ASSOCIATES GROUP, INC.
                                    Condensed Consolidated Balance Sheets
                                      (In thousands, except share data)

                                                                    February 28, 1999            May 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $12,560                   $15,118
     Accounts receivable                                                  33,619                    28,976
     Unbilled work in progress                                            13,205                    13,863
     Less allowances for receivables and unbilled work                    (2,332)                   (1,836)
     Prepaid expenses                                                        944                     1,196
     Deferred income taxes                                                 2,966                     2,708
----------------------------------------------------------------------------------------------------------------
         Total current assets                                             60,962                    60,025
----------------------------------------------------------------------------------------------------------------
     Equipment                                                            26,973                    24,892
     Less accumulated depreciation                                       (21,289)                  (19,571)
----------------------------------------------------------------------------------------------------------------
         Net equipment                                                     5,684                     5,321
----------------------------------------------------------------------------------------------------------------
Deposits and other assets                                                 11,476                    11,272
----------------------------------------------------------------------------------------------------------------
         Total assets                                                    $78,122                   $76,618
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $7,779                    $6,381
     Accrued expenses                                                      6,094                     5,350
     Accrued compensation                                                  7,137                     7,794
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                 5,164                     5,352
     Income taxes payable                                                    620                       468
----------------------------------------------------------------------------------------------------------------
         Total current liabilities                                        26,794                    25,345
Other liabilities                                                            994                     1,084
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                27,788                    26,429
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                                            380                       401
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock--$.01 par value;
         authorized shares 1,000,000;
         issued and outstanding--none
     Common stock--$.01 par value
         authorized shares 10,000,000;
         issued and outstanding--4,883,122
         and 5,009,018 at February 28,1999
         and May 31, 1998, respectively                                       49                        50
     Additional paid-in capital                                           17,542                    18,891
     Retained earnings                                                    32,625                    31,059
     Foreign currency translation adjustment                                (262)                     (212)
----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       49,954                    49,788
----------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholder's equity                 $78,122                   $76,618
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



                                    HARDING LAWSON ASSOCIATES GROUP, INC.
                                 Condensed Consolidated Statements of Income
                                    (In thousands, except per share data)
                                                 (Unaudited)


                                                 Three Months Ended                  Nine Months Ended
                                                    February 28,                       February 28,
                                               1999             1998              1999             1998
----------------------------------------------------------------------------------------------------------------

Gross revenue                               $  41,326         $  28,040         $121,466         $  93,486
Less:  Cost of outside services                15,031             8,959           40,693            31,444
----------------------------------------------------------------------------------------------------------------

Net revenue                                    26,295            19,081           80,773            62,042
----------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                      18,148            13,250           55,771            41,759
     General expenses                           7,594             5,629           22,683            17,489
----------------------------------------------------------------------------------------------------------------

     Total costs and expenses                  25,742            18,879           78,454            59,248
----------------------------------------------------------------------------------------------------------------

Operating income                                  553               202            2,319             2,794
Interest in loss of unconsolidated
     subsidiaries                                  --                --               --               (50)
Interest income, net                              130               277              349               784
----------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
     and minority interest                        683               479            2,668             3,528

Provision for income taxes                        287               168            1,123             1,450

Minority interest                                 (18)               57              (21)               13
----------------------------------------------------------------------------------------------------------------

Net income                                  $     414         $     254         $  1,566         $   2,065
================================================================================================================

Basic net income per share                  $    0.09         $    0.05         $   0.32         $    0.41
================================================================================================================

Shares used in computing basic net
     income per share                           4,815             4,986            4,844             5,016
================================================================================================================

Diluted net income per share                $    0.09         $    0.05         $   0.32         $    0.41
================================================================================================================

Shares used in computing diluted net
     income per share                           4,830             5,142            4,890             5,097
================================================================================================================

                  The accompanying notes are an integral part of these financial statements.



                                    HARDING LAWSON ASSOCIATES GROUP, INC.
                               Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                 (Unaudited)


                                                                          Nine Months Ended February 28,
                                                                          1999                       1998

OPERATING ACTIVITIES
     Net income                                                           $1,566                    $2,065
     Adjustments  to reconcile  net income to net cash  provided by in operating activities:
         Depreciation and amortization                                     2,426                     1,899
         Net (increase)/decrease in current assets                        (2,633)                    3,738
         Net increase/(decrease) in current liabilities                    1,185                    (3,135)
         Other (decrease)                                                   (150)                     (249)
----------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                              2,394                     4,318
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of equipment, net                                           (1,460)                   (1,738)
     Investment in acquisition                                            (1,020)                       --
----------------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         INVESTING ACTIVITIES                                             (2,480)                   (1,738)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from sale of common stock                                      280                       348
     Repurchase of common stock                                           (2,702)                     (405)
----------------------------------------------------------------------------------------------------------------

         NET CASH USED IN
         FINANCING ACTIVITIES                                             (2,422)                      (57)
----------------------------------------------------------------------------------------------------------------

Effect of foreign currency translation                                       (50)                     (123)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                      (2,558)                    2,400

     Cash and cash equivalents
     at beginning of period                                               15,118                    24,464
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                         $12,560                   $26,864
================================================================================================================

                  The accompanying notes are an integral part of these financial statements.


                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

February 28, 1999

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1998. Reclassification of certain balances for the fiscal year ended May 31, 1998 have been made to conform to the February 28, 1999 presentation.

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

NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued and is effective for the year ending May 31, 1999. This Statement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company is currently assessing the impact of SFAS 131 on its financial reporting.

In June 1997, the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued and is effective for fiscal year 1999. SFAS 130 establishes rules for the reporting of comprehensive income and its components in financial statements. At present, comprehensive income for the Company includes net income and translation adjustments on foreign currency.

Comprehensive income for the nine months ending February 28 is as follows:

                                                Nine months ending February 28,
                                                    1999              1998

Net income                                         $1,566            $2,065
Foreign currency translation adjustment               (50)             (123)
                                                   ------            ------

Comprehensive income                               $1,516            $1,942
                                                   ======            ======

NOTE 4:  ACQUISITIONS

On May 8, 1998, the Company acquired all outstanding shares of ABB Environmental Services, Inc., a consulting and engineering firm, from ABB Services, Inc. Total consideration of $12 million, excluding transaction costs, was paid entirely in cash. The acquisition was accounted for using the purchase method and accordingly, the purchase price was allocated to the assets and liabilities acquired based upon their fair market value. The excess of purchase price of the acquisition over the fair market value of the net assets acquired was recorded as goodwill. The goodwill will be amortized on a straight-line basis over 20 years.

The following table presents summarized unaudited pro forma operating results assuming the Company had acquired ABB Environmental Services, Inc. ("ABB ES") on June 1, 1997 (in thousands except per share data):


                                        Three months ended     Nine months ended
                                         February 28, 1998     February 28, 1998

Net revenue                                   $  27,554           $  89,229
Income before income taxes                          828               5,621
Net income                                          460               3,300

Basic net income per share                    $    0.09           $    0.66
Shares used in computing basic
   net income per share                           4,986               5,016
Diluted net income per share                  $    0.09           $    0.65
Shares used in computing diluted
   net income per share                           5,142               5,097

On December 18, 1998, the Company acquired Regional Engineers, Planners & Surveyors, Inc., ("REPS") located in Florida. Total consideration, excluding transaction costs, was $1.2 million in cash and shares of common stock of the Company. The acquisition was accounted for using the purchase method and accordingly, the purchase price was allocated to the assets and liabilities acquired based upon their fair market value. The excess of purchase price of the acquisition over the fair market value of the net assets acquired was recorded as goodwill. Goodwill of $697 will be amortized on a straight-line basis over 15 years. The results of REPS' operations from the date of acquisition were included in the Company's consolidated financial statements. Had the acquisition taken place on June 1, 1998, the Company's 1999 results of operations for the nine months ended February 28, 1999 would not have been materially different.

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

                                            Percentage of Net Revenue                         Percentage
                                   Three Months Ended          Nine Months Ended          Increase/(Decrease)
                                       February 28,               February 28,               February 28,
                                                                                    Three Months       Nine Months
                                    1999         1998         1999        1998      1999 vs 1998      1999 vs 1998
                                    ----         ----         ----        ----      ------------      ------------

Net revenue                        100.0%       100.0%       100.0%      100.0%         37.8%             30.2%
Costs and expenses
     Payroll and benefits           69.0         69.4         69.0        67.3          37.0              33.6
General expenses                    28.9         29.5         28.1        28.2          34.9              29.7
Operating income/margin              2.1          1.1          2.9         4.5         173.8             (17.0)
Interest income, net and
     interest in loss of uncon-
     solidated subsidiaries          0.5          1.5          0.4         1.2         (53.1)            (52.5)
Income before income taxes
     and minority interest           2.6          2.5          3.3         5.7          42.4             (24.4)
Provision for income taxes
     and minority interest           1.0          1.2          1.4          2.4         19.3             (24.7)
Net income                           1.6          1.3          1.9          3.3         63.0             (24.2)


Third Quarter Comparison for Fiscal Years 1999 and 1998

Net revenue for the fiscal quarter ended February 28, 1999 totaled $26,295, an increase of 37.8% from net revenue of $19,081 for the third quarter of the prior fiscal year. The increase in net revenue was primarily attributable to the acquisition of ABB ES. Net revenue would have been 4.6% lower than the third quarter of the prior year had the acquisition of ABB ES occurred on June 1, 1997. The decline in net revenue for ABB ES for the period was 25.2% compared with the prior year due primarily to the wind down of a large federal project.

Excluding the acquisition, net revenue was 2.3% higher than the same period last year. This was primarily due to a 4.1% increase in revenue from domestic industrial contracts, offset by a 0.6% decline from public sector contracts and a 28.0% decline in net revenue from international operations. The decline in public sector net revenue was due to a 19.8% decrease in revenue from federal contracts, offset by a 24.3% increase in revenue from state and local contracts. Net revenue increased in the third quarter due to higher demand for the Company's services, partially offset by lower prices compared to the same period in the prior year.

For the Company, net revenue from public sector contracts accounted for 41.8% of total net revenue compared to 37.7% in the prior year. Net revenue from domestic industrial clients accounted for 54.7% of total net revenue compared to 55.7% in the prior year. Net revenue from international operations for the fiscal quarter ended February 28, 1999 was $911 or 3.5% of total net revenue compared to $1,266 or 6.6% of total net revenue in the same quarter of the prior fiscal year.

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

Operating income was $553 in the third quarter of fiscal 1999, an increase of 173.8% from $202 for the same period in fiscal 1998. Operating margin increased to 2.1% of net revenue in the current quarter compared to 1.1% in the third quarter of fiscal 1998. The increase in operating income and margin was primarily due to the higher net revenue discussed above, partially offset by higher payroll costs and general expenses. Excluding the operating results from the ABB ES acquisition, operating income would have decreased by $595 from the prior year resulting in a negative margin of 2.0%. The decrease in operating income resulted from both higher payroll costs and indirect expenses. The higher indirect expenses were primarily due to the write-down of excess premise leases and, to a lesser extent, external consulting and bad debt expenses.

Net interest income for the third quarter ended February 28, 1999 was $130 compared to $277 in the third quarter of the prior year, a decrease of 53.1% due primarily to a $13.3 million decrease in the average cash balance compared to the third quarter of last year. The decrease in cash was due primarily to cash utilized in the acquisition of ABB ES and REPS and to the repurchase of more common stock by the Company than in the prior year.

The effective tax rate was 42.0% for the third quarter of fiscal 1999 and was 35.1% in the third quarter of fiscal 1998. The increase in the effective tax rate was attributable to the fact that the prior year's quarter benefited from the recognition of tax losses from the international operations for which the tax benefits had not previously been recorded.

Net income for the quarter was $414 compared with $254 in the third quarter of fiscal 1998, an increase of 63%. Basic and diluted earnings per share were $0.09 on 4,815 and 4,830 weighted average shares outstanding, respectively, compared to $0.05 per share on 4,986 and 5,142 weighted average shares outstanding, respectively, in the same period last year. The decrease in the weighted average diluted shares outstanding was primarily due to the decrease in the price per share of the Company's common stock, resulting in a decrease in share equivalents used in the per share calculation.

Nine Month Comparison for Fiscal Years 1999 and 1998

Net revenue for the nine months ended February 28, 1999 was $80,773, an increase of 30.2% from net revenue for the nine months ended February 28, 1998 of $62,042. The increase in net revenue was due primarily to the acquisition of ABB ES. Net revenue would have been 9.5% lower than net revenue for the nine months of the prior year had the ABB ES acquisition occurred on June 1, 1997.

Excluding the acquisition, net revenue was 4.2% lower than the same period in the prior year. Net revenue from the public sector and international operations declined by 14.1% and 32.0%, respectively, which was partially offset by a 3.4% increase in net revenue from domestic industrial sector clients. Net revenue increased in the first nine months of fiscal 1999 due to higher demand for the Company's services, partially offset by lower prices compared to the same period in the prior year.

Operating income was $2,319, a decrease of 17.0% from operating income of $2,794 for the nine months ended February 28, 1998. The operating margin decreased to 2.9% from 4.5% a year ago. The lower operating income and margin were due primarily to higher payroll costs and indirect expenses. The higher indirect expenses resulted charges associated with a severance agreement negotiated with the Company's former Chief Executive Officer and the related search and recruitment costs for a successor, and charges related to the write-down of excess premise leases.

Net interest income for the nine months ended February 28, 1999 was $349, a decrease of 55.5% from net interest income of $784 for the same period of the prior fiscal year. The decrease was primarily due to a $12.8 million decrease in the average cash balance compared to the prior year.

The effective tax rate for the nine months ended February 28, 1999 was 42.1% and for the nine months ended February 28, 1998 was 41.1%.

Net income for the nine months was $1,566, a decrease of 24.2% from net income of $2,065 for the nine month period in the prior year. Basic and diluted earnings per share were $0.32 on 4,844 and 4,890 weighted average shares outstanding, respectively, compared to $0.41 on 5,016 and 5,097 weighted average shares outstanding, respectively, in the first nine month period of the prior year. The decrease in weighted average diluted shares outstanding was primarily due to the decrease in the price per share of the Company's common stock, resulting in a decrease in share equivalents used in the per share calculation.

Liquidity and Capital Resources

For the nine months ended February 28, 1999, net cash provided by operations was $2,394 compared to $4,318 for the first nine months of the prior year. The decrease in cash provided by operations was primarily due to an increase in days sales outstanding in the Company's receivables in the current fiscal year compared to the prior fiscal year.

The Company made net capital expenditures of $1,460 in the first nine months of fiscal 1999 compared to net capital expenditures of $1,738 in the first nine months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those incurred in the prior fiscal year. The Company, in December 1998, expended $1 million in cash in the acquisition of REPS.

On March 7, 1996 the Board of Directors of the Company approved a Common Stock Repurchase Program ("1996 Program") that authorized the Company to purchase up to a maximum of 500,000 shares of stock on the open market for the purpose of funding the Company's various employee stock programs. The Company repurchased 310,000 shares during the first nine months of fiscal 1999 at an average price of $8.72 compared to 46,300 shares repurchased at an average price of $8.75 during the first nine months of fiscal 1998. There are 4,500 shares which remain available to be repurchased under the 1996 Program. On September 25, 1998, the Board authorized management to repurchase up to 500,000 shares over the next four years.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services and encounters potential liability, including claims for errors and omissions, resulting from construction defects, construction cost overruns, environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. Currently, the Company is provided a $10 million per occurrence, $15 million aggregate contractor's operations and professional services insurance policy through an unrelated, rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

At February 28, 1999 the Company had cash on hand and cash equivalents of $12,560. The Company has a $20 million revolving credit line agreement that expires in November 2000. At February 28, 1999 and 1998, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at an interest rate of 5.0% at February 28, 1999 and 5.7% at May 31, 1998. The Company is in compliance with all covenants pertaining to the credit line agreement.

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

Year 2000 Compliance

Overview

Computer systems and software have historically been coded to accept only two digit entries for the year. Consequently, on January 1, 2000, as well as on other significant dates, errors may occur. If computers cannot properly distinguish between the years 1900 and 2000, computers may shutdown or perform incorrect calculations.

Scope & Status

The Company has taken seriously the potential risks of the Year 2000 issue and has devoted resources company-wide to address the issue. In late 1997, the Company established a Year 2000 Project Team ("Project Team"). The Project Team was established to address the following key components related to the Year 2000 issue:

o Information applications, including the Company's project management and accounting systems o Computer hardware, software, operating systems and net-work infrastructure including telecommunications systems
o  Facility and administrative systems
o Digital systems and devices with embedded processors installed on client projects
o  Major suppliers and customers' systems

During the second quarter of fiscal 1999, the Company completed the upgrade of its major information technology system (a project management and accounting system). This version of the third party business application is warranted as Year 2000 compliant. The Company will perform specific Year 2000 compliance testing of this system in the first quarter of its next fiscal year which commences on June 1, 1999.

The Company is conducting an inventory and assessment of its hardware and software for Year 2000 compliance. It expects to complete this inventory and assessment by May 31, 1999. Other network and infrastructure upgrades of equipment and software are scheduled as part of normal business operations. Facility and administrative systems that support the Company (such as telephone, security systems, etc.) are also being assessed for Year 2000 compliance and required upgrades to such hardware and software are being prioritized for resolution. The assessment and remediation of the Company's facility and administrative systems is scheduled to be completed prior to December 31, 1999. The Company considers risks in these areas to be minimal. Contingency plans will be developed if the Company determines that compliance is not likely to occur.

The Company has undertaken an analysis of its vendors and suppliers to determine potential areas of risk with regard to their failure to achieve Year 2000 compliance. Written requests have been sent to appropriate vendors and suppliers to determine their Year 2000 readiness. Evaluation of the responses to those requests will determine future verification procedures. The Company is currently inventorying and contacting vendors of software and equipment such vendors have supplied under contracts or relationships with its clients. Contingency plans will also be developed as appropriate to address any potential problems that may be identified.

Costs

The costs associated with Year 2000 compliance have not been material and generally fall within normally anticipated operating and capital spending. The Company currently estimates the costs of becoming Year 2000 compliant will not be material to the financial position of the Company. Although the Company does not currently anticipate the costs of Year 2000 compliance to be material, it cannot ensure Year 2000 compliance by third parties.

Risks

The upgrade of the Company's project management and accounting systems to a Year 2000 compliant version mitigates the risk that the Company would be unable to maintain accurate client records and billings. Technical infrastructure at client sites could cause potential interruption in services provided by those clients. The Company's efforts to evaluate and remediate software and equipment supplied to its clients will mitigate such potential service interruptions.

The Company cannot predict with accuracy the extent to which its vendors and clients will become compliant. The resulting effects on the Company's financial position could be adversely affected if major vendors or clients do not operate into and beyond the change in the millennium. The Company believes that the completion of its Year 2000 Project as scheduled will significantly reduce the possibility of significant interruptions to its normal business operations; however, no assurances can be given.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a.       Exhibits

           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended
           February 28, 1999:

           Exhibit No. 10.12         Employment Agreement, dated
                                     March 19, 1999, for Robert L. Costello, Jr.

           Exhibit No. 10.13         Executive Retention Agreement, dated
                                     February 17, 1999, for Claude Corvino

           Exhibit No. 10.14         Executive Retention Agreement, dated
                                     February 17, 1999, for Arthur C. Riese

           Exhibit No. 10.15         Executive Retention Agreement, dated
                                     February 17, 1999, for Gregory A. Thornton

           Exhibit No. 11            Computation of Per Share Earnings

           Exhibit No. 27            Financial Data Schedule

  b.       Reports on Form 8-K

           Subsequent to the fiscal quarter ended February 28, 1999, the Company filed a Current Report on Form 8-K, dated March 26, 1999, describing changes in executive officers of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HARDING LAWSON ASSOCIATES GROUP, INC.






Date:  April 8, 1999                  /s/  Gregory A. Thornton
                                     -------------------------------------------
                                     Gregory A. Thornton
                                     Vice President and Chief Financial Officer
                                    (Principal Executive and Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX


Exhibit No.

  10.12   Employment Agreement dated March 19, 1999 for Robert L. Costello, Jr.

  10.13   Executive Retention Agreement dated February 17, 1999 for
          Claude Corvino

  10.14   Executive Retention Agreement dated February 17, 1999 for
          Arthur C. Riese

  10.15 Executive Retention Agreement dated February 17, 1999 for Gregory A. Thornton

  11      Computation of Per Share Earnings

  27      Financial Data Schedule