Form 10-K
period 1999-05-31
HARDING LAWSON ASSOCIATES GROUP INC
filed 1999-08-06
CIK 818968

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from   __________ to __________

                         Commission File Number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        68-0132062
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

               707 17th Street, Suite 2400, Denver, Colorado 80202
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (303) 293-6100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class:             Name of each exchange on which registered:
Common Stock, $0.01 par value                  The NASDAQ Stock Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X]
        Aggregate market value of the voting stock held by non-affiliates of the registrant on August 2, 1999: $41,661,158

 Number of shares of the registrant's Common Stock outstanding as of
                            August 2, 1999: 4,981,828

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 1999, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in Part III.

                               Page 1 of 70 pages
                  The Index to Exhibits is located at page 44.

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

Harding Lawson Associates Group, Inc. provides comprehensive environmental engineering, infrastructure and construction services. Environmental services may be related to the development and implementation of environmental management systems for maintaining compliance with environmental regulations, limiting the potential for unplanned discharges, and managing, minimizing or eliminating waste streams from industrial and agricultural operations, and the assessment and remediation of contaminated sites. Infrastructure services may be related to civil, transportation and geotechnical engineering services, and services during construction, either independently or in support of the Company's environmental, waste management, and civil services. Construction services may be related to environmental remediation and heavy construction, which could include the capping of landfills and construction of water/wastewater treatment facilities.

The Company was originally incorporated in California in 1959, and reincorporated in Delaware in July 1987. As of August 1, 1999, its principal executive offices are located at 707 17th Street, Suite 2400, Denver, Colorado 80202, and its telephone number is (303) 293-6100. Unless the context otherwise requires, the term "Company" as used herein refers to Harding Lawson Associates Group, Inc. and its wholly owned subsidiaries Harding Lawson Associates, Inc. and its subsidiaries HLA Environmental Services of Michigan, Inc. and Regional Engineers, Planners & Surveyors, Inc. ("REPS"); Harding Lawson Associates International, Inc. and its subsidiaries Harding Lawson Australia Pty. Ltd., Harding Lawson Singapore Pte Ltd, Harding Lawson de Mexico S.A. de C.V., Harding Lawson Australia Pty. Ltd.'s, 90% ownership in HLA-Envirosciences Pty Limited, and Harding Lawson de Mexico's 51% ownership in Grupo Industrial de Ingenieria Ecologica ("GRIECO"). During the fiscal year ended May 31, 1999 ("Fiscal Year"), Harding Lawson Associates ES, Inc. and Harding Lawson Associates Infrastructure, Inc. were merged into Harding Lawson Associates, Inc.

The Company provides its clients a full range of environmental services to comprehensively support management of hazardous materials, hazardous wastes, solid wastes and waste waters, and effects the remediation of environmental problems related to the management of these types of wastes. The Company provides these services to clients that are constructing, operating or closing facilities and/or properties, and also to clients that have ownership or responsibility for abandoned or historical industrial operations or hazardous waste disposal sites. These services may be performed for new, expanding, or discontinued operations or in connection with the transfer of ownership. The Company's management concluded in May 1999 that it would close GRIECO, and management is currently evaluating the potential sale of its interests in HLA-Envirosciences Pty. Limited.

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

The Company also provides its clients engineering services with a focus on civil engineering related to infrastructure including civil, transportation, process, sanitary, structural, electrical, and mechanical engineering disciplines from planning through construction administration. The Company's engineering services are most frequently applied to the design of highways, bridges and other transportation systems, and to the design and construction of industrial waste water treatment and air pollution control equipment.

The Company's services are provided to private and public sector clients through a staff of approximately 1,100 professional and support personnel located in 40 U.S. cities in Alabama, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Maine, Massachusetts, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, and Washington, and five cities in Australia. During fiscal 1999 the Company performed services for over 1,400 industrial and governmental clients.

The Company often provides services for its major clients under arrangements involving continuing service agreements. Such arrangements are usually on a "Time-and-Materials," "Cost-Plus-Fixed-Fee," or a "Fixed-Price" basis, and are usually terminable on advance notice by either party. The majority of the Company's projects are on a Time-and-Materials basis, under which the Company bills its clients at fixed hourly rates plus subcontracted services and materials used. Fixed-Price arrangements, under which the Company agrees to perform a stated service for a set price regardless of the time and materials cost involved, carry the risk that the cost to the Company for performing the agreed-upon services may exceed the set price, but also carry the benefit of potentially higher profit. The Company's growing construction practice may increase the percentage of fixed price projects in the firm.

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

A more detailed description of the Company's services is listed below; revenues resulting from these services for fiscal years 1999, 1998 and 1997 are reflected in Note 13 of the financial statements contained in this Annual Report on Form 10-K:

Environmental Services

The Company's clients require engineering, environmental, and construction services to comply with environmental regulations, manage risk associated with environmental emissions, and/or reduce their cost of operations. From 1980 until the early 1990s, the demand for the Company's services was largely driven by the need to comply with environmental regulations. Since that time, as enforcement of environmental regulations has decreased and environmental regulations have been relaxed, the Company's services are more frequently required in response to risk management or economic drivers. Because the U.S. regulatory framework is still the dominant driver for the Company's environmental services, the primary environmental statutes causing this demand are described below.

Regulatory Background--Public concern over human health and the environment has led federal, state and local governments to enact legislation to correct and prevent environmental problems with particular emphasis on the generation, handling, disposal and cleanup of hazardous waste and hazardous substances. These laws and their implementing regulations affect industries and governmental bodies that manufacture, use, store, or dispose of toxic substances and other waste materials. Significant changes in policies affecting these programs or administrative actions affecting the sponsorship or funding of these programs could have a material adverse effect on the Company's business. The following federal legislation most affects the Company's business:

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

Hazardous Waste Management--The Company performs services domestically relating to the restoration (assessment and remediation) of contaminated sites. Projects where Superfund, RCRA or similar enforcement regulations are driving the need for site restoration comprise the majority of these revenues, while sites where "leaking underground tank" regulations are causing the need for remediation comprise a smaller portion of these revenues. The Company's hazardous waste management services include the following:

o Site Characterization. The Company provides a range of services needed to determine the nature and extent of contamination at hazardous waste sites.

o Risk Assessment. Assessing the risks that hazardous chemicals pose to human health and the environment is critical to selecting appropriate remedial technologies. Risk assessment involves quantifying the hazard posed by the presence and movement of chemicals in disposal or release areas, and expected concentrations to which people or the environment may be exposed.

o Remedial Design Engineering. The Company has extensive experience in designing and implementing systems for removing contaminants from soil and water. The Company utilizes data acquired in site characterization and risk assessment studies to design integrated remedial systems, prepare detailed construction drawings and specifications, and develop operating manuals and maintenance programs for remedial systems.

o Construction and Construction Management. The Company self performs or manages construction of remedial and pollution control systems and waste disposal facilities. The Company also performs selected construction on projects where it has not been involved with the design of the project.

Other Environmental Services--The Company also provides a broad range of other environmental services, which include:

o Operating Facilities Services. The Company provides a broad range of services to industrial clients to help them comply with federal or state environmental regulations, to reduce their costs of environmental compliance, and to employ more efficient processes to reduce, recover, or recycle industrial waste or by-products.

o Waste Disposal Facility Permitting, Design and Closure. The Company provides a comprehensive range of services related to siting, permitting, designing, operating, closing and post closure monitoring of solid and hazardous waste disposal facilities such as landfills, landfarms and incinerators.

o Applied Information Technology. Drawing on the Company's past experience in collecting and managing environmental data for our clients, this service involves applying data management skills, spatial data management technologies such as geographic information systems ("GIS"), statistical techniques, numerical modeling and sophisticated two-and three-dimensional imaging technology to solve technical problems and to address general management issues.

o Environmental Planning, Permitting and Monitoring. The Company's services are frequently required to comply with the National Environmental Policy Act and other state and local regulations related to the assessment of environmental impacts or anticipated environmental impacts. The Company performs environmental resource investigations and monitoring, prepares environmental documents and reports, and secures environmental permits on behalf of its clients.

o Air Quality Management. Air pollution is increasingly recognized as the type of contamination that has the greatest impact on human health and the environment. The Clean Air Act Amendments of 1990 are expected to increase the market for air quality related services that are provided by the Company. The Company provides air quality planning, permitting, monitoring, reporting, and process engineering services.

o    Water   Resources  and  Wastewater   Services.   The  Company   provides  a
     comprehensive range of services relating to water resource protection, hydrologic analysis and engineering, wetlands/stream restoration, stormwater management, water supply engineering and advanced water treatment, recycling and conservation.

o Site Assessments and Site Audits. The site assessment market is large but fluctuates with the real estate market. It is highly competitive and price driven. The Company seeks to provide these services only to responsible clients where the scope of the engagement and fees can be negotiated, and liability risks properly managed. The Company performs records searches, site investigations, due diligence evaluations, and audits.

o Regulatory Compliance. Regulatory compliance, evaluations, audits and support are a viable market that the Company expects will show modest growth as more facilities are brought under regulatory controls and more companies decide that an ongoing environmental auditing program will reduce environmental liabilities. The Company assists clients with strategic compliance planning, develops environmental management systems, and performs compliance permitting, monitoring, and reporting.

o Asbestos/Lead-Paint Management. The asbestos and lead-based paint markets are highly competitive with limited barriers for new entrants. The Company performs asbestos/lead paint surveys, inspections, and abatement. The
     Company offers these services to select clients as part of its comprehensive environmental services.

International Services--The Company also performs environmental services outside the United States which include contaminated site assessment and remediation, occupational health and hygiene, mine rehabilitation, environmental management systems, and environmental planning and permitting and are primarily performed through the Company's Australian and Mexican operations.

Due to a shift in the Company's strategic focus toward domestic opportunities in the infrastructure and environmental markets, the Company is closing its operation in Mexico City and has devalued the net assets of its operations in Australia with a view to the potential sale of the Australian operations.

Infrastructure Services

Infrastructure and geotechnical services include:

o Infrastructure/Transportation Engineering. The Company's civil engineers provide services relating to transportation including street, road and highway design, traffic engineering and traffic signal design, corridor studies, and a construction administration; design of structures including bridges, piers and marine terminal facilities and other structures; design services including drainage basin studies and hydrologic analysis and storm water treatment; and railroad engineering including design of railroad trackage, railroad bridges, railroad yard design, and intermodal facilities. The Company believes that these services will be in increasing demand in the future as the country moves to repair its deteriorating infrastructure and as funding becomes available as a result of the TEA21 bill adopted in 1998 authorizing $219 billion of funding over a six-year period. This bill is an increase of nearly 40% over the previous funding bill (ISTEA) signed in 1991. The Company anticipates that its civil/infrastructure practice may benefit from this legislation and additional proposed legislation in the future.

o Geotechnical Engineering. The Company's geotechnical engineers use advanced exploration tools, laboratory testing and analytical methods to evaluate soil and rock for foundations and for use in construction.

Customers and Marketing

The Company's client base includes private-sector companies that comprised 57% of gross revenue in fiscal 1999. Federal governmental bodies, primarily non-regulatory, provided 24% of gross revenue, including Department of Defense agencies, 17% of gross revenue was derived from state and local governments, and 2% from international clients. The Company's 15 largest clients accounted for approximately 44% of the Company's gross revenue in fiscal 1999, 34% in fiscal 1998 and 44% in fiscal 1997. Approximately 29% of gross revenue during fiscal 1999 was derived from the Company's five largest clients compared to 24% and 32% in fiscal 1998 and 1997, respectively.

In fiscal 1999, the Department of the Army accounted for approximately 12% of the Company's gross revenue. Revenue from this client, which accounted for 12% of gross revenue in fiscal 1998 and 19% in fiscal 1997, was generated under various contracts in various locations that were negotiated independently of each other. While the loss of all work related to this client could have a material adverse effect on the Company, the contracts are with separate divisions or units of the Army and the loss of one contract would not necessarily affect other contracts at other locations. No other client accounted for 10% or more of gross revenue in fiscal 1999, 1998 or 1997.

The Company's marketing efforts are carried out by a full-time staff of marketing and sales personnel and by senior technical and management professionals. The Company also participates in industrial trade shows and technical conferences, and publishes certain technical literature to support its marketing program.

Backlog

The Company often provides services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. At the end of fiscal 1999, the Company had approximately $92 million of authorized gross revenue backlog. Backlog was $105 million at May 31, 1998 and $70 million at May 31, 1997. Authorized gross revenue backlog, most of which is expected to be completed within the next 12 months, includes only such contracts where work authorization has been received. There can be no assurances, however, that work represented by backlog will not be delayed or canceled. Because the backlog figures include only those portions of contracts where spending has been authorized to date, the Company does not feel that backlog figures are necessarily indicative of future revenue. In addition to authorized backlog, the Company has certain contracting vehicles that include substantial unauthorized amounts not included in backlog. Tasks under these contracts may or may not be authorized during fiscal 2000.

Seasonal Factors

Due primarily to more holidays and inclement weather conditions, the Company's third quarter operating results are generally lower in comparison to other quarters.

Competition

The Company competes with many companies of all sizes. Some of these companies are much larger and have substantially greater resources than the Company. Although no company currently dominates any particular market segment, the market in general suffers from over capacity and as a result can be characterized as intensely competitive. While the Company competes primarily on the basis of its reputation, a significant proportion of its projects are competitively bid and the Company believes its services to be price competitive. Other competitive factors include proximity to clients, breadth of service offerings and perceived financial strength.

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

The Company is provided a $15 million per occurrence/$25 million aggregate contractor's operations and professional services policy through an unrelated, rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

Personnel

At the end of fiscal 1999, the Company employed approximately 1,100 regular, full-time employees including 605 engineers, scientists, and construction contractors, 340 production support staff and 155 administrative and clerical personnel. In addition to its full-time staff, the Company employs approximately 125 temporary or variable personnel at any time as required, most of whom are technical support personnel. Temporary or variable personnel constitute approximately 77 full-time equivalents. Although the Company has undergone selective downsizing over the past few years, it nevertheless maintains a continuous recruiting program to attract key personnel.

None of the Company's employees are presently represented by a labor union. The Company believes it has good employee relations.

ITEM 2.  PROPERTIES.

The Company leases facilities at various locations in Alabama, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Maine, Massachusetts, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, and in Australia and Mexico. At the end of fiscal 1999, these facilities had a combined area of approximately 370,000 square feet. Aggregate lease expense for all of the Company's facilities during fiscal 1999 was approximately $5.9 million. The lease terms expire at various times through February 2004. Historically, the Company has not experienced any difficulty in renewing leases that have expired.

The Company owns, as a result of its acquisition of REPS during fiscal 1999, a 13,900 square foot building in Florida from which it conducts some of its business.

In May 1999, the Company's management decided to relocate its corporate headquarters into its Denver, Colorado location.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of business. In the opinion of management, adequate provisions have been made in the Company's Consolidated Financial Statement for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

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

                                                                     High                                Low
Fiscal year ended May 31, 1998:

     First Quarter                                                  $ 8.50                             $ 6.38
     Second Quarter                                                  10.75                               8.00
     Third Quarter                                                   10.25                               8.88
     Fourth Quarter                                                  10.50                               9.00

Fiscal year ended May 31, 1999:

     First Quarter                                                  $10.13                             $ 6.25
     Second Quarter                                                   8.25                               5.13
     Third Quarter                                                    8.25                               5.00
     Fourth Quarter                                                   9.00                               5.38

Holders

As of August 2, 1999 there were 669 record holders of the Company's common stock.

Dividends

The Company has not paid any cash dividends on its common stock during the last ten years. The Board of Directors currently intends to retain all earnings for reinvestment in the Company's business and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the years ended May 31, 1995 through 1999. The data presented below should be read in conjunction with the consolidated financial statements of the Company, including notes thereto.

                          Summary Financial Information
                      (In thousands, except per share data)

                                                          Fiscal Years Ended May 31,
                                       1999             1998              1997             1996             1995
                                       ----             ----              ----             ----             ----

Income Statement Data:

     Gross revenue                  $162,096         $123,270          $123,412         $120,708          $130,554
     Net revenue                     108,758           83,451            84,276           85,655            92,455
     Operating income/(loss)          (1,019) (1)       3,220             4,112              839             4,595
     Income/(loss) before
       provision for income
       taxes and minority interest      (568) (1)       4,262             4,288            1,647             4,907
     Net income/(loss)                  (842) (1)       2,488             2,404              953             2,972

     Basic net income/(loss)
       per share                     $(0.17)            $0.50             $0.49            $0.20             $0.63
     Shares used in computing
       basic net income/(loss)
       per share                       4,839            4,959             4,926            4,824             4,684
     Diluted net income/(loss)
       per share                     $(0.17)            $0.49             $0.49            $0.20             $0.63
     Shares used in computing
       diluted net income
       per share                       4,839            5,087             4,950            4,844             4,700

Balance Sheet Data:

     Working capital                 $32,697          $34,680           $37,780          $35,521           $33,369
     Total assets                     87,141           76,618            67,366           60,364            60,788
     Short-term debt                     ---              ---               ---              ---               ---
     Shareholders' equity             47,455           49,788            46,602           44,357            42,685

(1) Includes charges of $4,383 recorded in the fourth quarter related to (i) the write-down of its investment in its Australia and the closure of its operations in Mexico City; (ii) corporate restructuring and (iii) the write-down of goodwill related to an acquisition made by the Company in 1993.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The statements are identified by words such as "will," "expect," "anticipate," "plans," or "intends" and by other descriptions of future circumstances or conditions. Such statements are based on current expectations and actual results may differ materially. The forward-looking statements include those regarding the continued growth of the construction division, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the possibility of the Company's making acquisitions during the next 12 to 18 months, and the impact of becoming year 2000 compliant. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

1999 Restructuring

In the fourth quarter of fiscal 1999, the Company provided $4.4 million for the cost of restructuring its operations ("Restructuring Charges"). The restructuring includes its reorganization of the Company's management and operating structure, including the relocation of its corporate office in order to reduce costs as well as the layers of management involved in corporate and operational functions. Further, due to a shift in the Company's strategic focus toward domestic opportunities in the infrastructure and environmental markets, the Company is closing its operations in Mexico City and has devalued the net assets of its operations in Australia with a view to the potential sale of the Australian operations. These actions are intended to streamline the Company's operations and to put senior management closer to the Company's operations and its customers and to focus attention on operating the Company in a way as to increase shareholder value.

Of the $4.4 million in Restructuring Charges, approximately $1.9 million and $0.3 million relate to anticipated losses associated with the disposal of the Company's operations in Australia and Mexico City, respectively. The book value of goodwill written off in connection with the international operations was $0.8 million, related entirely to the Company's Australian operations.

The Restructuring Charges also consist of approximately $2 million in severance and other costs resulting from the relocation of the corporate offices and certain severance and other related costs associated with streamlining the management of the Company.

The remaining $0.2 million of Restructuring Charges relates to the write-down of goodwill associated with the Company's purchase, in February 1993, of EEC Environmental, Inc.

Results of Operations

General--The following table sets forth, for the periods indicated, (i) the percentage that certain items in the consolidated income statements of the Company bear to net revenue, and (ii) the percentage increase (decrease) in the dollar amount of such items from year to year.

                                                      Percentage of                                Percentage
                                                       Net Revenue                             Increase/(Decrease)
                                                       Fiscal Year                                 Fiscal Year
                                                                                            1999            1998
                                                                                             vs.             vs.
                                        1999             1998             1997              1998            1997
                                        ----             ----             ----              ----            ----

Net revenue                            100.0%           100.0%            100.0%            30.3%           (1.0)%
Costs and expenses
     Payroll and benefits              69.1              68.2              67.2             32.0             0.5
     General expenses                  27.8              27.9              27.9             29.8            (0.8)
     Restructuring Charges              4.0               ---              ---             ---               ---
Operating income/(loss)/margin         (0.9)              3.9               4.9           (131.7)          (21.7)
Interest in loss of unconsolidated
     subsidiaries                       0.0              (0.1)             (0.6)          (100.0)          (90.8)
Net interest income                     0.4               1.3               0.8            (58.7)           51.4
Income/(loss) before provision for
     taxes and minority interest       (0.5)              5.1               5.1           (113.3)           (0.6)
Provision for taxes/minority interest   0.3               2.1               2.2            (84.6)           (5.9)
Net income/(loss)                      (0.8)              3.0               2.9           (133.8)            3.5

Gross Revenue--Gross revenue, not presented in the table above, includes the revenue on services subcontracted to third parties that will be reimbursed under terms of the Company's contracts and revenue from the utilization of certain non-labor items. Gross revenue related to outside services as a percent of total gross revenue was 34.8%, 34.5%, and 33.2% in 1999, 1998, and 1997, respectively. The increase in outside services revenue as a percent of total gross revenue in 1999 and 1998, compared to 1997 is due primarily to an increase in construction services. The Company believes that its construction services will continue to grow and represent a larger percentage of gross revenue. Net revenue, which is a more accurate measure of revenue earned for services provided directly by the Company, is recorded by deducting from gross revenue the costs of services contracted to third parties.

Net Revenue--Net revenue totaled $108.8 million in fiscal 1999, an increase of $25.3 million or 30.3% from 1998. The increase in net revenue was attributable to the acquisition of ABB Environmental Services, Inc. ("ABB-ES") on May 8, 1998. Net revenue for ABB-ES declined $6.4 million in fiscal 1999 compared to its prior twelve-month period due primarily to the wind down of certain federal projects.

Excluding the effects of the ABB-ES acquisition, net revenue was 2% lower than the prior fiscal year. The decrease in net revenue in fiscal 1999 was due primarily to a 19% decline in international and an 8% decline in domestic environmental net revenue, partially offset by a 34% increase in infrastructure net revenue and a 48% increase in construction net revenue. The Company experienced lower demand partially offset by higher prices for its services compared to 1998 and 1997. Net revenue derived from public sector clients in fiscal 1999 was down 9% from the prior year and accounted for 39% of total net revenue for fiscal 1999 compared to 43% and 46% for fiscal 1998 and 1997, respectively. Within the public sector, net revenue from the federal sector declined by 10% from fiscal 1998 while revenue from state and local sources declined by 8% over the same period. Net revenue from private sector clients increased by 6% over 1998. International sales accounted for 5% of the Company's net revenue in fiscal 1999 compared with 6% and 7% in fiscal 1998 and 1997 respectively. Virtually all international revenue was attributable to operations in Australia.

Net revenue totaled $83.5 million in fiscal 1998, a decrease of $0.8 million or 1.0% from 1997. The decrease in net revenue in fiscal 1998 was due primarily to a 13% decline in international and a 21% decline in infrastructure net revenue respectively, partially offset by an increase of 4% in domestic environmental net revenue. The Company experienced lower demand partially offset by higher prices for its services compared to 1997 and 1996. Net revenue derived from public sector clients in fiscal 1998 was down 9% from the prior year and accounted for 43% of total net revenue for fiscal 1998 compared to 46% and 45% for fiscal 1997 and 1996, respectively. Net revenue from the federal sector declined by 14% from fiscal 1997 while revenue from state and local sources declined by 2% over the same period. Net revenue from private sector clients increased by 7% over 1997. International sales accounted for 6% of the Company's net revenue in fiscal 1998 compared with 7% and 6% in fiscal 1997 and 1996 respectively. Virtually all international revenue was attributable to operations in Australia.

Costs, Expenses and Operating Income--The operating loss for fiscal 1999 of $1.0 million resulted primarily from the Restructuring Charges described above. Excluding the effect of such charges, operating income would have been $3.4 million and an operating margin of 3.1%, compared to fiscal 1998's operating income and operating margin of $3.2 million and 3.9%, respectively; excluding the effect of the ABB-ES acquisition, the Company would have incurred an operating loss of $0.6 million and a negative margin of 0.8%. The operating loss resulted primarily from both higher payroll costs and indirect expenses. The higher indirect expenses were primarily due to the write-down of excess premise leases and, to a lesser extent, external consulting and bad debt expenses.

In fiscal 1999, the Company entered into three Executive Retention Agreements. As a result of the hiring of a new Chief Executive Officer in March of 1999 and the 1999 restructuring, the parties to these agreements could opt to terminate their employment with the Company prior to December 31, 1999 and receive severance payments, benefits and option acceleration provided for under the agreements.

Operating income for fiscal 1998 of $3.2 million and an operating margin of 3.9% were both lower than fiscal 1997 results. Operating income in fiscal 1998 was lower by $0.9 million or approximately 22% compared to the prior year. The decrease in operating income and margin primarily reflects lower net revenue as the Company's total operating cost remained essentially unchanged from the prior fiscal year. Labor expense in fiscal 1998 was negatively impacted by $0.5 million in severance expenses, incurred primarily during the Company's fourth quarter of fiscal 1998. The Company's international operations improved over fiscal 1997 and contributed slightly to the Company's operating income but still negatively impacted the operating margin.

Interest in Loss of Unconsolidated Subsidiaries--There was no loss from unconsolidated subsidiaries in fiscal 1999. Losses from unconsolidated subsidiaries were $50,000 in fiscal 1998. The loss was the final investment in Standards Training Corporation ("STC") a limited liability company focused on ISO 14000 training that was made and expensed in the first fiscal quarter of fiscal 1998. Losses from unconsolidated subsidiaries were $0.5 million in fiscal 1997. The loss recorded in fiscal 1997 consisted of $0.3 in losses from operations and $0.2 in write-downs of impaired assets. The losses resulted from the operations of STC and Integrated Software Systems, LLC, which specialized in software for the mining industry. There was no activity in these subsidiaries prior to 1997. The Company's investment in both entities was accounted for using the equity method.

Interest Income (Expense)--Net interest income in fiscal 1999 of $0.5 million was $0.6 million lower than fiscal 1998. The decrease in net interest income primarily reflects lower average cash balances throughout the fiscal year and, to a lesser extent, lower interest rates on invested cash. Net interest income in 1998 and 1997 was $1.1 million and $0.7 million, respectively.

Income Taxes--The Company has provided taxes of $0.4 million on a pretax loss of $0.6 million for fiscal 1999. The relative increase in the Company's tax expense for fiscal 1999 primarily reflects the impact of certain foreign components of the Restructuring Charges which provide no tax benefit. The effective tax rates for fiscal years 1998 and 1997 were 39.8% and 44.1%, respectively. The effective tax rate in fiscal 1998 reflects the improvement in the Company's foreign operations and a corresponding realization of prior year tax losses for which no tax benefit had been accrued and to a lesser extent an increase in the Company's non-taxable interest income. The effective tax rate in 1997 reflects the impact of losses from the start-up of certain international operations for which no tax benefit was recorded.

Net Income/(Loss)--The net loss in fiscal 1999 was $842,000 compared to net income of $2.5 million in the prior year. The loss was primarily due to the Restructuring Charges. Net income of $2.4 million in 1997 was $1.4 million higher than the prior year primarily due to lower labor and general expenses.

Net income/(loss) per diluted common share was ($0.17) in fiscal 1999 compared to $0.49 in fiscal 1998 and fiscal 1997. Diluted shares used in the per share calculation were 4,838,620, 5,087,255 and 4,949,700 in 1999, 1998, and 1997,
respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.4 million in fiscal 1999 compared to $5.1 million in 1998 and $8.7 million in 1997. The increase in cash provided by operations in fiscal 1999 compared to fiscal 1998 related primarily to an increase in certain current liabilities, particularly accounts payable and accrued expenses related to the Restructuring Charges. The increase in cash provided was partially offset by an increase in accounts receivable. The decrease in cash provided by operations in fiscal 1998 compared to 1997 was primarily related to a decrease in certain current liabilities. The decrease in certain current liabilities reflect, in part, payment under the incentive compensation program in fiscal 1998 for fiscal 1997 performance and increases in payments of income taxes, partially offset by increases in billings in excess of costs and estimated earnings on uncompleted contracts.

The Company currently has a $20 million line of credit with a commercial bank, at prime or LIBOR rates, that expires in November 2000. At May 31, 1999, 1998 and 1997 the Company had no borrowings under the line of credit. Had the Company borrowed under its line at May 31 of fiscal 1999, 1998 and 1997, the interest rate would have been 5.6%, 5.7% and 5.7% respectively. The Company's credit agreement has certain covenants relating to, among other things, financial performance and the maintenance of certain financial ratios. At May 31, 1999, as a result of the Restructuring Charges, the Company was in violation of certain financial performance covenants. Such violation was waived by the bank. The Company was in compliance with all covenants pertaining to the line of credit agreement at May 31, 1998 and 1997.

The Company invested $3.3 million and $14.4 million in the purchase of capital assets, including the cost of acquisitions, in fiscal 1999 and 1998, respectively. The Company used $1 million in fiscal 1999 for the acquisition of REPS. The Company used $12.4 million in fiscal 1998 for the acquisition of ABB-ES. The Company paid $0.4 and $0.2 million in fiscal 1999 and 1998 respectively, as additional purchase price under the terms of fiscal 1994 and 1995 acquisition agreements, respectively.

In fiscal 1999, the Company used net cash of $2.2 million in financing activities that primarily consisted of the repurchase of common stock, partially offset by the sale of common stock to employees under certain employee benefit plans. In fiscal 1998, the Company generated net cash of $0.1 million from financing activities, which primarily consisted of the sale of common stock to employees offset by the repurchase of common stock. In fiscal 1997, the Company used net cash of $0.9 million for financing activities that primarily consisted of the repurchase of common stock. On March 7, 1996, the Board of Directors of the Company approved a Common Stock Repurchase Program that authorizes the Company to purchase up to a maximum of 500,000 shares of stock on the open market from time to time for the purpose of providing shares for the Company's various employee stock plans. The Company repurchased, under this plan, (i) 310,000 shares for $2.7 million in fiscal 1999; (ii) 46,300 shares for $0.4 million in fiscal 1998 and (iii) 139,200 shares for $1.0 million in fiscal 1997. There are 4,500 shares which remain available to be repurchased under the 1996 Program. On September 25, 1998, the Board authorized management to repurchase up to an additional 500,000 shares over the next four years.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure and geotechnical related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns, or environmental or other damage in the normal course of business. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provisions have been made for all known liabilities that are currently expected to result from these matters and, in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarter or annual reporting period could be material. Currently, the Company is provided $15 million per occurrence, $25 million aggregate contractor's operations and professional services insurance policy through an unrelated rated carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

The Company believes that its available cash and cash equivalents as well as cash generated from operations and its available credit line will be sufficient to meet the Company's operating cash requirements for fiscal 2000. During fiscal 2000, the Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions. There can be no assurances that the Company will be able to identify suitable acquisition candidates, and if such are identified, that the Company will be able to successfully negotiate and consumate a transaction.

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

Scope & Status

In late 1997, the Company established a Year 2000 Project Team ("Project Team"). The Project Team was established to address the following key components related to the Year 2000 issue:

o Information applications, including the Company's project management and accounting systems
o Computer hardware, software, operating systems and network infrastructure including telecommunications systems
o    Facility and administrative systems
o Digital systems and devises with embedded processors installed on client projects
o    Major suppliers and customers' systems

During the second quarter of fiscal 1999, the Company completed the upgrade of its major information technology system (a project management and accounting system). This version of the third party business application is warranted as Year 2000 compliant. The Company is performing specific Year 2000 compliance testing.

The Company has completed the inventory and assessment of its hardware for Year 2000 compliance. It is also conducting an inventory and assessment of its software for Year 2000 compliance, which is expected to be completed by August 31, 1999. Other network and infrastructure upgrades of equipment and software are scheduled as part of normal business operations. Facility and administrative systems that support the Company (such as telephone, security systems, etc.) are also being assessed for Year 2000 compliance and required upgrades to such hardware and software are being prioritized for resolution. The assessment and remediation of the Company's facility and administrative systems is scheduled to be completed prior to December 31, 1999. The Company considers risks in these areas to be minimal. Contingency plans will be developed if the Company determines that compliance is not likely to occur.

The Company has undertaken an analysis of its vendors and suppliers to determine potential areas of risk with regard to their failure to achieve Year 2000 compliance. Written requests have been sent to appropriate vendors and suppliers to determine their Year 2000 readiness. Evaluation of the responses to those requests will determine future verification procedures. The Company is currently inventorying and contacting vendors of software and equipment that such vendors have supplied under contracts or relationships with the Company's clients. Contingency plans will also be developed as appropriate to address any potential problems that may be identified.

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

Risks

The upgrade of the Company's project management and accounting systems to a Year 2000 compliant version mitigates the risk that the Company would be unable to maintain accurate client records and billings. Technical deliverables provided by the Company for client sites could cause potential interruption in services provided by those clients. The Company's efforts to evaluate and remediate software and equipment supplied to its clients are expected to mitigate such potential service interruptions. There can be no assurance nontheless that such mitigation will be effective to avoid such service interruptions.

The Company cannot predict with accuracy the extent to which its vendors and clients will become compliant. The Company's financial position could be adversely affected if major vendors or clients do not adequately complete Year 2000 requirements. The Company believes that the most significant risk it faces with regard to Year 2000 compliance issues would be if disruptions occurred to a significant portion of the Company's client base that could cause delayed contracting for and/or payment of the Company's services.

Other Matters

On May 8, 1998, the Company acquired all the outstanding shares of ABB-ES, a consulting and engineering firm. The acquisition was accounted for as a purchase and the operating results of ABB-ES were included in the Company's consolidated results from the date of the acquisition (see Note 8 to the Company's audited financial statements).

On December 18, 1998, the Company acquired REPS. The acquisition was accounted for as a purchase and the operating results of REPS were included in the Company's consolidated results from the date of the acquisition (see Note 8 to the Company's audited financial statements).

Inflation

The Company's operations have not been, and in the foreseeable future are not expected to be, materially affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes it to material market risk. The Company has also evaluated the risk associated with its Rabbi Trust investments in mutual funds and has deemed such risk minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                        Years Ended May 31,
                                                    1999                       1998                      1997
-------------------------------------------------------------------------------------------------------------------

Gross revenue                                      $162,096                   $123,270                 $123,412

Less: Cost of outside services                       53,338                     39,819                   39,136
-------------------------------------------------------------------------------------------------------------------

Net revenue                                         108,758                     83,451                   84,276
-------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
    Payroll and benefits                             75,114                     56,911                   56,647
    General expenses                                 30,280                     23,320                   23,517
    Restructuring charges                             4,383                        ---                      ---
-------------------------------------------------------------------------------------------------------------------

    Total costs and expenses                        109,777                     80,231                   80,164
-------------------------------------------------------------------------------------------------------------------

Operating income/(loss)                              (1,019)                     3,220                    4,112
Interest in loss of unconsolidated
    subsidiaries                                        ---                        (50)                    (545)
Interest income,
    net of interest expense of
    $44 in 1999, $34 in 1998 and
    $38 in 1997                                         451                      1,092                      721
-------------------------------------------------------------------------------------------------------------------

Income/(loss) before provision for income
    taxes and minority interest                        (568)                     4,262                    4,288

Provision for income taxes                              412                      1,696                    1,892

Minority interests in net income/(loss)
    of subsidiaries                                    (138)                        78                       (8)
-------------------------------------------------------------------------------------------------------------------

Net income/(loss)                                    $ (842)                                             $2,488
===================================================================================================================
$2,404

Basic net income/(loss) per share                  $(0.17)                      $0.50                     $0.49
===================================================================================================================

Shares used in computing basic
    net income/(loss) per share                       4,839                     4,959                     4,926
===================================================================================================================

Diluted net income/(loss) per share                 $(0.17)                     $0.49                     $0.49
===================================================================================================================

Shares used in computing diluted
    net income/(loss) per share                       4,839                      5,087                    4,950
===================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                             May 31, 1999                       May 31, 1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                  $17,108                            $15,118
     Investments - Rabbi Trust                                    3,629                                ---
     Accounts receivable,
       less allowance for doubtful accounts of
       $1,764 in 1999 and $1,085 in 1998 and including
       retentions of $3,468 in 1999 and $981 in 1998             28,679                             27,891
     Unbilled work in progress,
       less allowance for amounts unbillable of $700 in
       1999 and of $751 in 1998                                  14,985                             13,112
     Prepaid expenses                                             1,282                              1,196
     Deferred income taxes                                        5,017                              2,708
-------------------------------------------------------------------------------------------------------------------
           Total current assets                                  70,700                             60,025
-------------------------------------------------------------------------------------------------------------------
Equipment                                                        27,947                             24,892
Less accumulated depreciation                                   (22,056)                           (19,571)
-------------------------------------------------------------------------------------------------------------------
       Net equipment                                              5,891                              5,321
-------------------------------------------------------------------------------------------------------------------
Other assets                                                     10,550                             11,272
-------------------------------------------------------------------------------------------------------------------
           Total assets                                         $87,141                            $76,618
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                           $ 9,290                             $6,381
     Accrued expenses                                            10,558                              5,350
     Accrued compensation                                         7,967                              7,794
     Deferred compensation - Rabbi Trust                          4,236                                ---
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                          4,558                              5,352
     Income taxes payable                                         1,394                                468
-------------------------------------------------------------------------------------------------------------------
           Total current liabilities                             38,003                             25,345
-------------------------------------------------------------------------------------------------------------------
Other liabilities                                                 1,635                              1,084
-------------------------------------------------------------------------------------------------------------------
           Total liabilities                                     39,638                             26,429
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
Minority interests in subsidiaries                                   48                                401
-------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
     Preferred stock--$.01 par value;
       authorized 1,000,000 shares;
       issued and outstanding--none                                 ---                                ---
     Common stock--$.01 par value;
       authorized 10,000,000 shares;
       issued and outstanding 4,892,982
       in 1999 and 5,009,018 in 1998                                 50                                 50
     Additional paid-in capital                                  18,066                             18,891
     Stockholder note receivable                                   (243)                               ---
     Rabbi Trust shares                                            (607)                               ---
     Retained earnings                                           30,189                             30,847
-------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                            47,455                             49,788
-------------------------------------------------------------------------------------------------------------------
           Total liabilities and
           shareholders' equity                                 $87,141                            $76,618
===================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                            Additional                                    Total
                                       Common Stock           Paid-in         Contra-   Retained      Shareholders'
                                   Shares          Amount     Capital         Equity    Earnings         Equity

Balance May 31, 1996             4,845,207          $48       $18,142          ---      $26,167          $44,357
-------------------------------------------------------------------------------------------------------------------

Stock options exercised              6,000          ---            24          ---          ---               24
Common stock issued to
  employees or to a defined
  contribution pension plan for
  the benefit of employees         152,496            2           786          ---          ---              788
Shares repurchased
  and retired                     (139,200)          (1)         (970)         ---          ---             (971)
Net income                             ---          ---           ---          ---        2,404            2,404

Balance May 31, 1997             4,864,503          $49       $17,982          ---      $28,571          $46,602
-------------------------------------------------------------------------------------------------------------------

Stock options exercised             59,750          ---           433          ---          ---              433
Common stock issued to
    employees, directors or to a
    defined contribution pension
    plan for the benefit of
    employees                      131,065            1           880          ---          ---              881
Shares repurchased and
    retired                        (46,300)         ---          (404)         ---          ---             (404)
Foreign currency translation
    adjustment                         ---          ---           ---          ---         (212)            (212)
Net income                             ---          ---           ---          ---        2,488            2,488

Balance May 31, 1998             5,009,018          $50       $18,891          ---      $30,847          $49,788
-------------------------------------------------------------------------------------------------------------------

Stock options exercised             38,500            1           234          ---          ---              235
Common stock issued to
    employees, directors or to a
    defined contribution pension
    plan for the benefit of
    employees                      165,888            2         1,217          ---          ---            1,219
Common stock issued in
    connection with acquisition     24,930          ---           180          ---          ---              180
Stockholder note receivable         35,000          ---           243         (243)         ---              ---
Rabbi Trust shares                 (70,354)         ---           ---         (607)         ---             (607)
Shares repurchased and
    retired                       (310,000)          (3)       (2,699)         ---          ---           (2,702)
Foreign currency translation
    adjustment                         ---          ---           ---          ---          184              184
Net loss                               ---          ---           ---          ---         (842)            (842)

Balance May 31, 1999             4,892,982          $50       $18,066         (850)     $30,189          $47,455
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Years Ended May 31,
                                                                           1999              1998          1997
OPERATING ACTIVITIES
    Net income/(loss)                                                     $(842)           $2,488        $2,404
    Adjustments to reconcile net income/(loss)
        to net cash provided by
        operating activities:
        Depreciation and amortization                                     3,253             2,589         2,566
        Deferred income tax                                              (1,626)               68          (922)
    Changes in operating assets and liabilities:
        Receivables and billings on uncompleted contracts                (2,593)            3,315          (238)
        Prepaid expenses                                                    (86)               76           242
        Accrued compensation                                                122            (1,289)        1,546
        Accounts payable                                                  2,881            (1,017)        1,785
        Accrued expenses                                                  6,064               739          (457)
        Income taxes payable                                                549            (1,495)        1,962
        Other, net                                                         (342)             (328)         (184)
-------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,380             5,146         8,704
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of equipment, net                                           (2,324)           (2,045)       (2,267)
    Investment in acquisitions, net of cash acquired                     (1,020)          (12,350)         (122)
-------------------------------------------------------------------------------------------------------------------

        NET CASH USED IN INVESTING ACTIVITIES                            (3,344)          (14,395)       (2,389)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                      472               519           108
    Repurchase of common stock                                           (2,702)             (404)         (971)
-------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                             (2,230)              115          (863)
-------------------------------------------------------------------------------------------------------------------

    Effect of exchange rate changes
        on cash and cash equivalents                                        184              (212)          ---
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                               1,990            (9,346)        5,452

Cash and cash equivalents at beginning of year                           15,118            24,464        19,012
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $17,108           $15,118       $24,464
===================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Non-cash financing activities:
        Stockholder note receivable                                        $243               ---           ---
        Rabbi Trust shares                                                  607               ---           ---
        Stock issued in connection with acquisition                         180

The accompanying notes are an integral part of the consolidated financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
            Notes to Consolidated Financial Statements, May 31, 1999


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

Segment Information - The Company is a single segment entity providing primarily environmental and infrastructure engineering consulting services. The Company also provides construction management, construction and geotechnical services. Approximately 4% of the Company's net revenue was recognized in foreign countries in fiscal 1999, 6% in fiscal 1998, and 7% in fiscal 1997.

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management has evaluated (i) the Company's operations and its methodology for making operating decisions and (ii) the provisions of SFAS 131, and has concluded that the services provided by the Company represent one reportable segment.

SFAS 131 also requires additional enterprise-wide disclosures about products and services, geographical areas and major customers. This information is included in Note 13 of these Financial Statements. The adoption of SFAS 131 did not affect the results of operations or financial position of the Company.

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

Reporting Comprehensive Income - The Company adopted Financial Accounting Standard Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the third quarter of fiscal 1999. SFAS 130 established standards for reporting comprehensive income and its components. At present, comprehensive income for the Company includes net income and translation adjustments on foreign currency.

Comprehensive income (in thousands) for the years ending May 31 is as follows:


                                                                          12 months ending May 31,
                                                                          1999              1998

Net income/(loss)                                                         $(842)           $2,488
Foreign currency translation adjustment                                     184              (212)
                                                                        -------           -------

Comprehensive income/(loss)                                               $(658)           $2,276
                                                                          =====            ======

Cash and Cash Equivalents - Cash and cash equivalents include bank demand deposits and short-term AAA rated investments with an effective maturity of less than three months.

Rabbi Trust--The Company has a grantor trust to fund deferred compensation for certain employees (a "Rabbi Trust"). The assets in the trust, consisting of cash equivalents and equity securities, are quoted at current market prices as determined by the trustee, principally based upon national exchange and over-the-counter markets, and are available to satisfy claims of the Company's general creditors in the event of its bankruptcy. Previously, these assets were not consolidated in the Company's financial statements. During 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". This pronouncement states that assets held by a Rabbi Trust and the related deferred compensation obligation should be consolidated with those of the employer. The trust's assets and the corresponding deferred compensation obligation are included in the accompanying balance sheet at May 31, 1999.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Unconsolidated Subsidiaries - The Company uses the equity method of accounting for investments in unconsolidated subsidiaries. During fiscal 1999, there was no activity with respect to unconsolidated subsidiaries. During fiscal 1998 and 1997, the Company reported $50,000 and $500,000 in losses, respectively.

Accounting for Stock-Based Compensation - The Company accounts for its employee stock plans under the intrinsic-value-based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of the net assets of various entities acquired by the Company. The Company currently amortizes goodwill on a straight line basis over 15 to 40 years. Other intangible assets, if any, recorded in connection with acquisitions are amortized on a straight line basis over the estimated useful lives of the respective assets, but not exceeding 15 years. The Company evaluates the realizability and the related periods of amortization of these assets on a regular basis.

Concentrations of Credit Risk - The Company's receivables reflect its client mix, which includes a variety of industrial concerns and various agencies of the Federal Government. Services to one client, the Department of the Army, accounted for approximately 12%, 12%, and 19% of the Company's gross revenue in fiscal 1999, 1998 and 1997, respectively. Credit is extended based on an evaluation of the client's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Services to Federal Government bodies (excluding services provided to the Federal Government by ABB-ES during fiscal 1999), primarily non-regulatory, amounted to 18%, 21% and 25% of gross revenue in fiscal 1999, 1998 and 1997, respectively. Services to the Federal Government, including those provided by ABB-ES, during fiscal 1999 amounted to 24% of gross revenue.

Fiscal Year - The Company uses a 52 - 53 week fiscal year that ends on May 31. Fiscal years 1999, 1998, and 1997 consisted of 52 weeks.

Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2 - Line of Credit

Bank Credit Line - The Company has a line of credit with a bank under which it can borrow amounts up to $20 million. At May 31, 1999, 1998, and 1997, there were no borrowings under the Company's line of credit.

Under the terms of the line of credit, which expires in November 2000, the Company is required, among other things, to maintain minimum working capital, current ratio and tangible net worth levels and is not to exceed a defined maximum debt to tangible net worth ratio. Borrowings under the line will be secured by certain of the Company's assets and will be at either the bank's prime rate or LIBOR at the Company's option. The interest rate at which the Company could borrow funds was 6.4% at May 31, 1999 and 5.7% at May 31, 1998 and May 31, 1997.

At May 31, 1999, as a result of Restructuring Charges (see Note 11), the Company was in violation of certain financial performance covenants. Such violation was waived by the bank. The Company was in compliance with all debt covenants relating to its credit agreements at May 31, 1998 and 1997.

Interest paid by the Company was $44,000, $34,000 and $38,000 in fiscal years 1999, 1998, and 1997, respectively.

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

                                                                                  Write-offs          Balance
                                              Balance at          Charged             of                at
                                               Beginning            to           Uncollectable          End
Description                                    of Period          Expense          Accounts          of Period

Year ended May 31, 1999
   Allowance for doubtful accounts             $1,085               796             (117)           $1,764
   Allowance for amounts unbillable               751               ---              (51)              700
Year ended May 31, 1998
   Allowance for doubtful accounts             $1,087(1)            $30             $(32)           $1,085
   Allowance for amounts unbillable               751               ---              ---               751
Year ended May 31, 1997
   Allowance for doubtful accounts               $725              $160            $(248)             $637
   Allowance for amounts unbillable               751               ---              ---               751

(1)  The beginning  balance for fiscal 1998 was adjusted to reflect $450 of acquired  reserves from the  acquisition of
     ABB-ES.

Note 4 - Income Taxes

The provision for income taxes consists of the following (in thousands):

                                                                      Years Ended May 31,
                                                    1999                     1998                      1997
-------------------------------------------------------------------------------------------------------------------
Current:

      Federal                                    $1,598                     $1,295                   $2,104
      Foreign                                        16                         61                      177
      State and Local                               424                        272                      533
-------------------------------------------------------------------------------------------------------------------
                                                  2,038                      1,628                    2,814
-------------------------------------------------------------------------------------------------------------------
Deferred:

      Federal                                    (1,281)                        94                     (756)
      Foreign                                       (38)                       (28)                     (30)
      State and Local                              (307)                         2                     (136)
-------------------------------------------------------------------------------------------------------------------
                                                 (1,626)                        68                     (922)
-------------------------------------------------------------------------------------------------------------------
      TOTAL                                        $412                     $1,696                   $1,892
===================================================================================================================

Income (loss) before provision for income taxes and minority interest is as follows (in thousands):

                                                                                   Years Ended May 31,
                                                                            1999           1998         1997

Domestic                                                                  $1,306         $4,107       $4,331
Foreign                                                                   (1,874)           155          (43)
-------------------------------------------------------------------------------------------------------------------

     Total                                                                 $(568)        $4,262       $4,288
===================================================================================================================

A reconciliation between the statutory federal income tax rate and the effective income tax rates is as follows:

                                                                                   Years Ended May 31,
                                                                            1999           1998         1997
-------------------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                                          34.0%           34.0%        34.0%
State and local income taxes, net of
     federal tax benefits                                                 (18.6)            5.9          6.1
Foreign taxes                                                             (75.6)           (0.4)         3.0
Tax exempt interest                                                        18.8            (5.3)        (3.0)
Goodwill amortization                                                     (20.2)            0.8          0.6
Other, net                                                                (10.9)            4.8          3.4
-------------------------------------------------------------------------------------------------------------------

Effective income tax rates                                                (72.5)%          39.8%        44.1%
===================================================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                   Years Ended May 31,
                                                                                1999                 1998
Deferred Tax Liabilities:
     Prepaid expenses                                                           $(56)                $(32)
     Deferred revenue                                                           (585)                 ---
     Deferred state income taxes                                                (339)                (328)
-------------------------------------------------------------------------------------------------------------------
           Total Deferred Tax Liabilities                                       (980)                (360)
-------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Deferred revenue                                                           $---                  $36
     Allowances for doubtful accounts
           and amounts unbillable                                              1,012                  535
     Depreciation and amortization of intangibles                                540                  449
     Employee benefits                                                         3,354                2,250
     Claims reserves                                                             685                  627
     Rental inducements                                                          310                  346
     Deferred tax assets resulting from the acquisition
           of ABB Environmental Services, Inc.                                 1,332                1,391
     Other, net                                                                  877                  289
-------------------------------------------------------------------------------------------------------------------
           Total Deferred Tax Assets                                           8,110                5,923
-------------------------------------------------------------------------------------------------------------------
     Less: Valuation allowance on deferred tax
           assets resulting from the acquisition of
           ABB Environmental Services, Inc.                                   (1,332)              (1,391)
-------------------------------------------------------------------------------------------------------------------

Net Deferred Assets                                                           $5,798               $4,172
===================================================================================================================

The Company has recorded a valuation allowance of $1.3 million and $1.4 million for the years ended May 31, 1999 and May 31, 1998 respectively. The valuation allowance represents a full reserve against the deferred tax assets resulting from the acquisition of ABB-ES. Realization of ABB-ES's underlying tax assets would result in a decrease of the goodwill associated with this acquisition.

Income taxes paid were as follows (in thousands):

                                1999                             $1,448
                                1998                              1,947
                                1997                                945

Note 5 - Other Assets

Other assets consist of the following (in thousands):


                                                                                May 31,
                                                                 1999                       1998
-------------------------------------------------------------------------------------------------------------------

     Goodwill and other intangible assets, net of
       accumulated amortization of 3,419 in 1999
       and $3,150 in 1998                                        $9,279                    $9,287
     Non-current deferred income taxes                              781                     1,464
     Deposits and other                                             490                       521
------------------------------------------------------------------------------------------------------------------
       Total                                                    $10,550                   $11,272
===================================================================================================================

Note 6 - Other Liabilities and Accrued Expenses

Other liabilities consist of the following (in thousands):


                                                                                May 31,
                                                                 1999                       1998
-------------------------------------------------------------------------------------------------------------------

     Claims reserves                                             $1,119                    $1,084
     Note payable                                                   516                       ---
-------------------------------------------------------------------------------------------------------------------
     Total                                                       $1,635                    $1,084
===================================================================================================================

Accrued expenses consist of the following (in thousands):


                                                                                May 31,
                                                                 1999                       1998
-------------------------------------------------------------------------------------------------------------------

     Accrued restructuring charges                               $2,768                      $---
     Accrued employee benefits and related charges                2,769                     2,174
     Other                                                        5,021                     3,176
-------------------------------------------------------------------------------------------------------------------
     Total                                                      $10,558                    $5,350
===================================================================================================================

Note 7 - Defined Contribution Pension Plan

The Company has a defined contribution pension plan that covers substantially all of its employees. The Company's contributions to the plan are discretionary and may be in the form of cash payments or the Company's common stock. The amounts charged to operations for this plan were $1,264,000 for fiscal 1999, $824,000 for fiscal 1998, and $615,000 for fiscal 1997. The increase in fiscal 1999 compared to 1998 was due to the addition of, for a full year, employees eligible for the Company match due to the acquisitions of ABB-ES and REPS. The contribution for 1999 was made in cash, while the contributions for 1998 and 1997 were made with the Company's common stock.

Note 8 - Acquisitions

On May 8, 1998 the Company acquired all the outstanding shares of ABB-ES, a consulting and engineering firm, from ABB Services, Inc. Total consideration of $12 million, excluding transaction costs, was paid entirely in cash. The acquisition was accounted for using the purchase method and accordingly the purchase price was allocated to the assets and liabilities acquired based upon their fair market value. The excess of purchase price of the acquisition over the fair market value of the net assets acquired was recorded as goodwill. The final determination of such excess amount is subject to a final assessment of the value of the consideration paid and the net assets acquired.
Goodwill of $5.7 million will be amortized on a straight line basis over 20 years.

The results of operation for ABB-ES have been included in the Company's financial statements for the period of May 9, 1998 through May 31, 1998. The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired ABB-ES on June 1, 1996 (in thousands):


                                                                    Fiscal Years Ended May 31,
                                                                 1998                       1997
-------------------------------------------------------------------------------------------------------------------

Net revenue                                                    $116,788                  $123,564
Income/(loss) before income taxes                                 6,250                     4,465
Net income/(loss)                                                 3,560                     2,413

Basic net income/(loss) per share                                  $0.72                    $0.49
Shares used in computing basic net income/(loss)
     per share                                                    4,959                     4,926
Diluted net income/(loss) per share                                $0.70                    $0.49
Shares used in computing diluted net income/(loss)
     per share                                                    5,087                     4,950


On December 18, 1998, the Company acquired REPS located in Florida. Total consideration, excluding transaction costs, was $1.2 million in cash and 24,930 shares of common stock of the Company. The acquisition was accounted for using the purchase method and accordingly, the purchase price was allocated to the assets and liabilities acquired based upon their fair market value. The excess of purchase price of the acquisition over the fair market value of the net assets acquired was recorded as goodwill. Goodwill of $884 will be amortized on a straight-line basis over 15 years. The results of REPS' operations from the date of acquisition were included in the Company's consolidated financial statements. Had the acquisition taken place on June 1, 1998, the Company's 1999 results of operations would not have been materially different.

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

Stock Option Plans - In July 1987, the Company adopted, and the shareholders approved, the 1987 Stock Option Plan that provided for the granting of stock options to employees and non-employee directors at no less than the fair market value of the common stock on the grant date. A total of 525,000 shares of the Company's common stock was reserved for issuance under this plan. The 1987 plan expired in July 1997 and no further options may be granted under that plan. As of May 31, 1999, 15,000 options remained outstanding and unexercised.

In August 1988, the Company adopted the 1988 Stock Option and Restricted Stock Option Plan that provided for the granting of stock options to employees. In November 1989, the plan was amended to provide for the granting of options to non-employee directors. Stock options could have been incentive or non-statutory. Non-statutory stock options could have been either restricted or non-restricted. All incentive stock options and non-restricted non-statutory stock options are to be granted at no less than the fair market value of the common stock on the grant date. Restricted stock options may be granted at a price determined by the Board of Directors, but shall not be less than $1.00 per share. A total of 1,050,000 shares of the Company's common stock has been reserved for issuance under this plan. The 1988 Plan expired in August 1998 and no further options may be granted under that Plan. As of May 31, 1999, 600,250 options remained outstanding and unexercised.

In November 1998, the Company's shareholders approved the 1998 Stock Option Plan that provides for the grant of stock options to employees and non-employee directors. A total of 500,000 shares of the Company's common stock has been reserved for issuance under this plan. All options granted under the stock option plans have 10 year terms, and vest and become fully exercisable after three or four years of continued employment.

Following is a summary of options granted under the Company's stock option plans:

                                                                              Optioned Shares
                                                                       Range                Weighted
                                              Number                    of                   Average
                                                of                   Exercise               Exercise
                                              Shares                  Prices                  Price

BALANCE MAY 31, 1996                         1,010,000          $1.00        $14.30           $8.90
-------------------------------------------------------------------------------------------------------------------

Options granted                                 10,500           6.25          7.25            6.63
Options canceled                              (174,063)          5.50         14.13            9.13
Options exercised                               (6,000)          1.00          5.50            4.00
-------------------------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1997                           840,437          $1.00        $14.30           $8.85
-------------------------------------------------------------------------------------------------------------------

Options granted                                171,000           6.75          9.94            7.10
Options canceled                              (149,187)          6.13         14.13            8.63
Options exercised                              (59,750)          1.00          8.17            7.26
-------------------------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1998                           802,500          $1.00        $14.30           $8.64
-------------------------------------------------------------------------------------------------------------------

Options granted                                416,500           5.06          9.13            6.25
Options canceled                              (160,750)          5.06         14.30            8.72
Options exercised                              (38,500)          1.00          7.50            6.11
-------------------------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1999                         1,019,750          $5.06        $14.30           $8.05
-------------------------------------------------------------------------------------------------------------------

Under the Company's stock option plans, 460,750 and 550,375 options were exercisable at May 31, 1999 and 1998, respectively, at exercise prices ranging from $5.06 to $14.30. The contractual life at May 31, 1999, was two to ten years, with a weighted average contractual life of seven years.

The following is a summary of fixed stock options outstanding and exercisable by price range at May 31, 1999:


                                               Options Outstanding                   Options Exercisable
                                                   Weighted
                                       Shares       Average                       Shares
                                        Out-       Remaining     Weighted          Exer-        Weighted
                                      standing     Contrac-       Average         cisable        Average
           Range of                     as of        tual        Exercise          as of        Exercise
        Exercise Prices                5/31/99       Life          Price          5/31/99         Price

   $5.0630    -   $5.5000             217,000        8.36          $5.1899         61,500          $5.5000
    5.8750    -    6.7500             186,500        7.58           6.5452         49,000           6.1317
    6.8750    -    6.9375             133,000        9.72           6.9361          3,000           6.8750
    7.0000    -    7.6250             154,000        4.74           7.4943        141,000           7.4823
    8.7500    -   10.0000             129,000        9.46           9.8838          6,000           9.2500
   11.1250    -   12.5000             169,750        2.23          12.2496        169,750          12.2496
   14.1250    -   14.3000              30,500        2.96          14.1480         30,500          14.1480
                                       ------        ----          -------         ------          -------

   $5.0630    -  $14.3000           1,019,750        6.81          $8.0504        460,750          $9.2908

Employee Stock Purchase Plan - The 1991 Employee Stock Purchase Plan ("ESPP Plan") was approved and subsequently amended by the Company's Board of Directors and Shareholders. A total of 250,000 shares of the Company's common stock has been reserved for issuance pursuant to this plan at a price that is 85% of the stock's fair market value.
As of May 31, 1999, a total of 203,038 shares has been purchased through this plan.

1995 Executive Stock Incentive Plan - In November 1995, the Company's shareholders approved a stock incentive plan that reserved 200,000 shares of common stock to be awarded to selected executives of the Company in lieu of, or in addition to, regular or bonus compensation. As of May 31, 1999, a total of 60,797 shares have been issued through this plan.

Non-employee Directors Stock Compensation Plan - In December 1996, the Company established a non-employee directors stock compensation plan that reserved 100,000 shares to be issued to non-employee directors of the Company. Directors can elect to have all or a portion of their director compensation paid in the form of common stock of the Company in lieu of cash compensation. A total of 53,339 shares has been issued under this plan as of May 31, 1999.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and is determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant under the fixed price option plans and the fair value of the employee's purchase rights under the employee stock purchase plan were estimated at the date of grant using a Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both periods below. The weighted-average of all other significant assumptions and the weighted-average fair value of grants made during the years ended May 31, 1999 and 1998 are as follows:

                                                 May 31, 1999                         May 31, 1998
                                        Option Plan        ESPP Plan          Option Plan       ESPP Plan

Volatility                               63.88%            63.88%              48.10%           48.10%
Risk-free interest rate                  5.39 %             4.90%               6.52%            5.69%
Expected lives                          5.09 yrs           0.5 yrs             5.0 yrs          0.5 yrs
Fair value of grants                      $3.54             $3.78               $3.56            $3.55

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income/(loss) in thousands and earnings per share would have been ($1,104) or ($0.23) basic and diluted net income per share, and $2,291 or $0.46 basic and $0.45 diluted net income per share for the fiscal years 1999 and 1998, respectively.

Note 10 - Commitments and Contingencies

The Company leases certain premises and equipment under operating lease agreements. Future minimum commitments under leasing arrangements at May 31,1999 were as follows (in thousands):

                                                                  Operating
                                                                    Leases

Year ending May 31:

     1999                                                         $  6,007
     2000                                                            4,065
     2001                                                            2,942
     2002                                                            2,310
     2003 and thereafter                                               933
--------------------------------------------------------------------------------

Minimum commitments                                                 $16,257

Rental expense was $5.9 million in 1999, $5.5 million in 1998, and $5.4 million in 1997. Lease terms expire between June 1999 and May 2004. Most leases contain a renewal option at fair market value.

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

The Company has a $15 million per occurrence, $25 million aggregate contractor's operations and professional services insurance policy through an unrelated insurance carrier. The Company also maintains general liability insurance with an unrelated, rated carrier.

Note 11 - Restructuring Charges

In May 1999, the Company recorded charges for (i) anticipated losses associated with the planned disposal of its investments in its Australian and Mexican operations; such investments have been written down to their anticipated net realizable value, (ii) severance and other costs associated with the corporate reorganization and corporate office relocation, and (iii) the writedown of goodwill associated with the Company's acquisition of EEC Environmental, Inc. in 1993.

The following table reflects the components of costs reflected as Restructuring Charges for fiscal 1999 (in thousands):

Anticipated losses associated
with the planned disposal of
         Australian operations                                            $1,904
         Mexican operations                                                  250
Severance costs                                                            1,629
Corporate office closure/relocation                                          400
Write-down of goodwill                                                       200
                                                                         -------
                                                                          $4,383


As of May 31, 1999, the accompanying consolidated financial statements reflect $2,768,000 in Accrued Expenses in connection with the Restructuring Charges. Since the Restructuring Charges were recorded in May 1999, no offsets or payments related to such accruals were recorded prior to the end of fiscal 1999. The remaining charges were recorded as a reduction to the related assets including a $1 million write-down of goodwill.

Note 12 - Investments in Equity Securities

In accordance with SFAS No. 115 and EITF 97-14 and based on the Company's intentions regarding these instruments, the Company has classified its marketable equity securities as trading (included in "Investments - Rabbi Trust" in the accompanying consolidated balance sheet. At May 31, 1999, the aggregate fair value of these equity securities was $3,629.

These securities consist solely of mutual funds held entirely with a large financial management institution. The Company has evaluated the risk associated with these investments and has deemed such risk minimal.

Note 13 - Segment Information

In fiscal 1999, the Company adopted SFAS 131 and concluded that it has one reportable segment. The following information is provided as required by the enterprise-wide provisions of SFAS 131, about the Company's operations.

The table below presents information about net revenue from external customers for the services provided by the Company (in thousands):


                                                                  Years Ended May 31,
                                               1999                      1998                      1997
------------------------------------------------------------------------------------------------------------------
Products and Services
         Environmental Services               $95,928                    $73,906                   $72,210
         Infrastructure Services               12,830                      9,545                    12,066
                                             --------                    -------                   -------
         Company Total                       $108,758                    $83,451                   $84,276
                                             ========                    =======                   =======


The table below presents information (in thousands) about revenue from external customers attributable to the Company's country of domicile and attributable to all foreign countries. The method for attributing revenues from particular countries is based on the location where the service is actually being provided. Individual countries are not shown because they are not material. The two main foreign countries in which the Company has operations are Australia and Mexico.


                                                                  Years Ended May 31,
                                               1999                      1998                      1997
------------------------------------------------------------------------------------------------------------------
Country
         United States                       $104,524                    $78,205                   $77,198
         Australia/Mexico                       4,234                      5,246                     7,078
                                             --------                    -------                   -------
         Company Total                       $108,758                    $83,451                   $84,276
                                             ========                    =======                   =======


The table below presents information about long-lived assets attributable to the Company's country of domicile and attributable to all foreign countries (in thousands):


                                                                  Years Ended May 31,
                                               1999                      1998                      1997
------------------------------------------------------------------------------------------------------------------
Country
         United States                        $86,691                    $72,473                   $63,244
         Australia/Mexico                         450                      4,145                     4,122
                                              -------                    -------                  --------
         Company Total                        $87,141                    $76,618                   $67,366
                                              =======                    =======                   =======


The amounts included for net revenue and total assets are based on the financial information used to produce these financial statements.

Note 14 - Selected Quarterly Financial Data (Unaudited)

The Company's fiscal quarters end on August 31, November 30, February 28, and May 31. Selected quarterly financial data for fiscal 1999 and 1998 are summarized as follows (in thousands, except per share data):

                                 Quarterly Data

                                                           First         Second           Third         Fourth
                                                          Quarter        Quarter         Quarter        Quarter
YEAR ENDED MAY 31, 1999
-------------------------------------------------------------------------------------------------------------------
Net revenue                                              $27,681         $26,797        $26,295        $27,985
Operating income/(loss)                                    1,646             120            553         (3,338) (1)
Net income/(loss)                                          1,013             139            414         (2,408) (1)
Basic net income/(loss) per share                          $0.21           $0.03          $0.09         $(0.50)
Shares used in computing basic net
  Income/(loss) per share                                  4,896           4,835          4,815          4,852
Diluted net income/(loss) per share                        $0.20           $0.03          $0.09         $(0.50)
Shares used in computing diluted net
  Income/(loss) per share                                  4,999           4,854          4,830          4,852
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED MAY 31, 1998
-------------------------------------------------------------------------------------------------------------------
Net revenue                                              $21,681         $21,280        $19,081        $21,409
Operating income                                           1,327           1,265            202            426
Net income                                                   920             891            254            423
Basic net income per share                                 $0.19           $0.18          $0.05          $0.08
Shares used in computing basic net
  income per share                                         4,887           4,971          4,986          4,992
Diluted net income per share                               $0.19           $0.17          $0.05          $0.08
Shares used in computing diluted net
  income per share                                         4,928           5,133          5,142          5,145
-------------------------------------------------------------------------------------------------------------------

(1)  The  operating  loss and net loss in the fourth  quarter of fiscal 1999 result  primarily  from the  Restructuring
     Charges.

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders
Harding Lawson Associates Group, Inc.
Novato, California


We have audited the accompanying consolidated balance sheets of Harding Lawson Associates Group, Inc. as of May 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harding Lawson Associates Group, Inc. at May 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.




                                                               Ernst & Young LLP

San Francisco, California
July 7, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Proposal No. 1: Election of Directors" under the sections entitled "General," "Security Ownership of Management," "The Directors," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 1999, that is to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference.

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

                  Consolidated Balance Sheets, May 31, 1999 and 1998

                  Consolidated Statements of Income for the years ended May 31, 1999, 1998, and 1997

                  Consolidated Statements of Shareholders' Equity for the years ended May 31, 1999, 1998, and 1997

                  Consolidated Statements of Cash Flows for the years ended May 31, 1999, 1998, and 1997

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

        10.4@*    Harding Lawson Associates Group, Inc. 1998 Stock Option Plan.

        10.5@ Form of Directors' and Officers' Indemnification Agreements, incorporated by reference from the Registration Statement where it appears as Exhibit 10(a) thereto.

        10.6 Line of credit agreement with Wells Fargo Bank, N.A.as amended October 31, 1997.

        10.7* Amendment to Line of Credit with Wells Fargo Bank, N.A. dated December 1, 1998.

        10.8@ 1995 Executive Stock Incentive Plan approved by the Company's Shareholders in November 1995, incorporated by reference from the 1996 Form 10-K, where it appears as Exhibit 10.9 thereto.

        10.9 Non-employee Director Compensation Plan dated April 27, 1997, incorporated by reference from the 1997 Form 10-K, where it appears as Exhibit 10.10 thereto.

        10.10 Non-qualified Deferred Compensation Plan as amended June 2, 1998, incorporated by reference from the 1998 Form 10-K, where it appears as Exhibit 10.11 thereto.

        10.11*@ Executive Separation and General Release dated December 1, 1998 for Donald L. Schreuder.

        10.12@ Employment Agreement dated March 19, 1999 for Robert L. Costello, Jr., incorporated by reference from the Form 10-Q for the quarterly period ended February 28, 1999, where it appears as Exhibit 10.12 thereto.

        10.13@ Executive Retention Agreement dated February 17, 1999 for Claude Corvino, incorporated by reference from the Form 10-Q for the quarterly period ended February 28, 1999, where it appears as Exhibit 10.13 thereto.

        10.14@ Executive Retention Agreement dated February 17, 1999 for Arthur C. Riese, incorporated by reference from the Form 10-Q for the quarterly period ended February 28, 1999, where it appears as Exhibit 10.14 thereto.

        10.15@ Executive Retention Agreement dated February 17, 1999 for Gregory A. Thornton, incorporated by reference from the Form 10-Q for the quarterly period ended February 28, 1999, where it appears as Exhibit 10.15 thereto.

        10.16*@ Amendment to Retention Agreement effective July 9, 1999 for Claude Corvino.

        10.17*@ Amendment to Retention Agreement effective July 9, 1999 for Arthur C. Riese.

        10.18*@ Amendment to Retention Agreement effective July 9, 1999 for Gregory A. Thornton.

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

(b)      Reports on Form 8-K

         Date of Report        Item Reported

         October 2, 1998       Item 5:  Donald L. Schreuder resigns as Chief
                                         Executive Officer.
         March 17, 1999        Item 5:  Robert L. Costello, Jr. named
                                         as Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                HARDING LAWSON ASSOCIATES GROUP, INC.



Date:  July 28, 1999           By: /s/ Robert L. Costello, Jr.
                                   -------------------------------------------
                                   Robert L. Costello, Jr.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  July 28, 1999           By: /s/ Gregory A. Thornton
                                  ---------------------------------------------
                                   Gregory A. Thornton
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Ross K. Anderson                Director                      August 2, 1999
--------------------------
Ross K. Anderson



/s/ Robert L. Costello, Jr.         Chief Executive Officer       July 28, 1999
---------------------------         and Director
Robert L. Costello, Jr.



/s/ James M. Edgar                  Director                      August 3, 1999
--------------------------
James M. Edgar



/s/ Richard S. Harding              Director and Chairman         July 28, 1999
--------------------------          Emeritus
Richard S. Harding



/s/ Stuart F. Platt                 Director                      July 28, 1999
-------------------------
Adm. Stuart F. Platt (Ret.)



/s/ Richard D. Puntillo             Chairman of the Board         July 28, 1999
------------------------
Richard D. Puntillo



/s/ Donald K. Stager                Director                      July 28, 1999
------------------------
Donald K. Stager

                                Index to Exhibits

Exhibit No.                                   Exhibit


     10.4         Harding Lawson Associates Group, Inc. 1998 Stock Option Plan.

     10.7 Amendment to Line of Credit with Wells Fargo Bank, N.A. dated December 1, 1998.

     10.11 Executive Separation and General Release dated December 1, 1998 for Donald L. Schreuder

     10.16 Amendment to Retention Agreement effective July 9, 1999 for Claude Corvino.

     10.17 Amendment to Retention Agreement effective July 9, 1999 for Arthur C. Riese.

     10.18 Amendment to Retention Agreement effective July 9, 1999 for Gregory A. Thornton.

     11.          Computation of Per Share Earnings.

     21.          Subsidiaries of the Registrant

     23.          Consent of Ernst and Young LLP, Independent Auditors

     27.          Financial Data Schedule (Electronic filing only)