Form 10-Q
period 1999-08-31
HARDING LAWSON ASSOCIATES GROUP INC
filed 1999-10-06
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended August 31, 1999 or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-16169

                      HARDING LAWSON ASSOCIATES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  68-0132062
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

         707 17th Street, Suite 2400
              Denver, Colorado                                 80202
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (303) 293-6100

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At September 30, 1999 the registrant had issued and outstanding an aggregate of 4,997,828 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
              August 31, 1999 (Unaudited) and
              May 31, 1999....................................................3

              Condensed Consolidated Statements of Income -
              Three Months Ended August 31, 1999 and
              August 31, 1998 (Unaudited).....................................4

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended August 31, 1999 and
              August 31, 1998  (Unaudited)....................................5

              Notes to Condensed Consolidated Financial Statements
              August 31, 1999 (Unaudited).....................................6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................8

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K...............................12

SIGNATURES    ...............................................................13

EXHIBIT INDEX ...............................................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HARDING LAWSON ASSOCIATES GROUP, INC.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

----------------------------------------------------------------------------------------
                                                           August 31, 1999  May 31, 1999
----------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                 $  9,319       $ 17,108
    Investments - rabbi trust                                    2,676          3,629
    Accounts receivable                                         36,077         30,443
    Unbilled work in progress                                   12,754         15,685
    Less allowances for receivables and
        unbilled work                                           (2,705)        (2,464)
    Prepaid expenses                                             1,804          1,282
    Deferred income taxes                                        4,513          5,017
----------------------------------------------------------------------------------------
        Total current assets                                    64,438         70,700
----------------------------------------------------------------------------------------
    Equipment                                                   28,387         27,947
    Less accumulated depreciation                              (22,680)       (22,056)
----------------------------------------------------------------------------------------
        Net equipment                                            5,707          5,891
----------------------------------------------------------------------------------------
Deposits and other assets                                       10,382         10,550
----------------------------------------------------------------------------------------
        Total assets                                          $ 80,527       $ 87,141
========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $  7,914       $  9,290
    Accrued expenses                                             7,411         10,558
    Accrued compensation                                         5,883          7,967
    Deferred compensation - rabbi trust                          3,241          4,236
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                        3,926          4,558
    Income taxes payable                                         1,307          1,394
----------------------------------------------------------------------------------------
        Total current liabilities                               29,682         38,003
Other liabilities                                                1,553          1,635
----------------------------------------------------------------------------------------
        Total liabilities                                       31,235         39,638
----------------------------------------------------------------------------------------
Commitments and Contingencies
Minority interest in subsidiaries                                   56             48
----------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock $0.01 par value; authorized shares
        1,000,000; issued and outstanding none
    Common stock $0.01 par value; authorized shares
        10,000,000; issued 5,061,842 and 4,963,336 at
         August 31,1999 and May 31, 1999, respectively              51             50
    Additional paid-in capital                                  18,716         18,066
    Stockholder note receivable                                   (243)          (243)
    Rabbi trust shares - 68,014 and 70,354 at August 31,
         1999 and May 31, 1999, respectively                      (564)          (607)
    Retained earnings                                           31,276         30,189
----------------------------------------------------------------------------------------
        Total shareholders' equity                              49,236         47,455
----------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity         $ 80,527       $ 87,141
========================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------------
                                                         Three Months Ended August 31,
                                                              1999         1998
--------------------------------------------------------------------------------------
Gross revenue                                               $41,695      $39,443
Less:  Cost of outside services                              13,755       11,762
--------------------------------------------------------------------------------------

Net revenue                                                  27,940       27,681
--------------------------------------------------------------------------------------

Costs and expenses:
    Payroll and benefits                                     19,411       18,933
    General expenses                                          6,675        7,102
--------------------------------------------------------------------------------------

    Total costs and expenses                                 26,086       26,035
--------------------------------------------------------------------------------------

Operating income                                              1,854        1,646

Interest income, net                                            111          113
--------------------------------------------------------------------------------------

Income before provision for income taxes
    and minority interest                                     1,965        1,759

Provision for income taxes                                      807          740

Minority interest                                                 7            6
--------------------------------------------------------------------------------------

Net income                                                  $ 1,151      $ 1,013
======================================================================================

Basic net income per share                                  $  0.23      $  0.21
======================================================================================

Shares used in computing basic net income per share           4,951        4,896
======================================================================================

Diluted net income per share                                $  0.22      $  0.20
======================================================================================

Shares used in computing dilute net income per share          5,142        4,999
======================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------------
                                                                Three Months Ended August 31,
                                                                    1999           1998
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                   $  1,151       $  1,013
    Adjustments to reconcile net income to
    net cash used in operating activities:
        Depreciation and amortization                                 875            829
        Net increase in current assets                             (1,527)        (4,719)
        Net decrease in current liabilities                        (8,279)          (267)
        Other                                                         (18)           157
---------------------------------------------------------------------------------------------

        Net cash used in operating activities                      (7,798)        (2,987)
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of equipment, net                                       (541)          (528)
    Investment in acquisition                                                        (63)
---------------------------------------------------------------------------------------------

        Net cash used in investing activities                        (541)          (591)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of common stock                            614            201
    Repurchase of common stock                                                    (2,371)
---------------------------------------------------------------------------------------------

        Net cash provided by (used in) financing activities           614         (2,170)

Effect of foreign currency translation                                (64)          (120)
---------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                          (7,789)        (5,868)

Cash and cash equivalents at beginning of period                   17,108         15,118
---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $  9,319       $  9,250
=============================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                August 31, 1999

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated May 31, 1999. Reclassification of certain balances for the fiscal year ended May 31, 1999 have been made to conform to the August, 1999 presentation.

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

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income (in thousands) for the three months ended August 31 is as follows:

--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                August 31,
                                                          1999            1998
--------------------------------------------------------------------------------

Net income                                              $ 1,151         $ 1,013
Foreign currency translation adjustment                     (64)           (120)
--------------------------------------------------------------------------------

Comprehensive income                                    $ 1,087         $   893
--------------------------------------------------------------------------------

                      HARDING LAWSON ASSOCIATES GROUP, INC.

NOTE 4: RESTRUCTURING CHARGES

During May, 1999, the Company recorded charges of $4,383,000 for i) anticipated losses associated with the planned disposal of its investments in its Australian and Mexican operations; such investments were written down to their anticipated net realizable value, ii) severance and other costs associated with the corporate reorganization and corporate office relocation, and iii) the writedown of goodwill associated with the Company's acquisition of EEC Environmental, Inc. in 1993. As of August 31, 1999 and May 31, 1999 the accompanying consolidated financial statements reflect $2,015,000 and $2,768,000 in accrued expenses, respectively, in connection with the restructuring charges. The remaining charges were recorded as a reduction to the related assets.

NOTE 5: SEGMENT INFORMATION

The Company has determined that the services provided by the Company represent one reportable segment. At the end of the fiscal year 1999, the Company formally merged its primary domestic operating divisions into a single operating Company. The table below presents information (in thousands) about net revenue from external customers attributable to the Company's country of domicile and attributable to all foreign countries. The method for attributing net revenues from particular countries is based on the location where the service is actually being provided. Individual countries are not shown because they are not material. The Company's foreign operations are mainly in Australia (Australia and Mexico during the quarter ended August 31, 1998).

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              August 31,
                                                      1999                1998
--------------------------------------------------------------------------------

United States                                       $26,622              $26,530
Australia/Mexico                                      1,318                1,151
--------------------------------------------------------------------------------

Company Total                                       $27,940              $27,681
--------------------------------------------------------------------------------

The table below presents information about total assets attributable to the Company's country of domicile and attributable to all foreign countries (in thousands):

--------------------------------------------------------------------------------
                                                   August 31,            May 31,
                                                      1999                 1999
--------------------------------------------------------------------------------

United States                                       $80,077              $86,691
Australia                                               450                  450
--------------------------------------------------------------------------------

Company Total                                       $80,527              $87,141
--------------------------------------------------------------------------------

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

                                     Percentage of Net Revenue  Percentage Increase (Decrease)
                                        Three Months Ended          Three Months Ended
                                             August 31,                  August 31,
                                        1999          1998              1999 vs 1998
                                        ----          ----              ------------
Net revenue                            100.0%        100.0%                  .9%
Costs and expenses
    Payroll and benefits                69.5          68.4                  2.5
    General expenses                    23.9          25.6                 (6.0)
Operating income/margin                  6.6           6.0                 12.6
Interest income, net and
    interest in loss of uncon-
    solidated subsidiaries                .4            .4                 (1.8)
Income before income taxes
    and minority interest                7.0           6.4                 11.7
Provision for income taxes
    and minority interest                2.9           2.7                  9.1
Net income                               4.1           3.7                 13.6

First Quarter Comparison for Fiscal Years 2000 and 1999

Net revenue for the fiscal quarter ended August 31, 1999 totaled $27,940, an increase of .9% from net revenue of $27,681 for the first quarter of the prior fiscal year. The increase in net revenue represents a 57% increase in revenue from state and local government contracts and a 15% increase in revenue from international operations, offset by a 24% decrease in revenue from federal contracts and a 2% decrease in revenue from domestic industrial clients. Net revenue from domestic industrial clients accounted for 48% of total net revenue for the current fiscal year compared to 50% for the prior fiscal year. Net

                      HARDING LAWSON ASSOCIATES GROUP, INC.

revenue from public sector contracts accounted for 47% of total net revenue for the current fiscal year compared to 46% in the prior fiscal year. Net revenue from international operations was 5% of total net revenue for the current fiscal year compared to 4% in the prior fiscal year. During the first quarter of fiscal 2000, the Company experienced higher demand for the Company's services, partially offset by lower prices compared to the same period in the prior year.

A significant portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to private sector clients. Similar to situations that have occurred in the past few years, some of these public sector contracts will be substantially completed during the current fiscal year. The Company has been awarded certain contracts that potentially could offset revenue that will be lost under nearly completed contracts. However, if the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on previously awarded federal contracts, a material decline in revenue could result.

Operating income was $1,854 in the first quarter of fiscal 2000, an increase of 12.6% from $1,646 for the same period in fiscal 1999. Operating margin increased to 6.6% of net revenue in the current fiscal quarter compared to 6.0% in the first quarter of fiscal 1999. The increase in operating income and margin was primarily due to the favorable impact of the Company's restructuring, partially offset by higher payroll expenses due to salary increases at the beginning of the current fiscal year.

Net interest income for the fiscal quarter ended August 31, 1999 was $111 compared to $113 in the first quarter of the prior year.

The effective tax rate was 41% for the first quarter of fiscal year 2000 compared to 42% in the first quarter of the prior fiscal year.

Net income for the quarter was $1,151 compared with $1,013 in the first quarter of fiscal 1999, an increase of 13.6%. For the quarter ended August 31, 1999, basic and diluted earnings per share were $0.23 and $0.22 on 4,951,000 and 5,142,000 weighted average shares outstanding, respectively. For the quarter ended August 31, 1998, basic and diluted earnings per share were $0.21 and $0.20 on 4,896,000 and 4,999,000 weighted average shares outstanding, respectively.

Liquidity and Capital Resources

For the three months ended August 31, 1999, net cash used in operations was $7,798 compared to $2,987 for the first three months of the prior year. The increase in cash used in operations during the current year's fiscal quarter was primarily due to increased payments of the Company's payables and accrued liabilities, partially offset by improved collections of the Company's receivables compared to the prior year.

The Company made net capital expenditures of $541 in the first three months of fiscal 1999 compared to net capital expenditures of $528 in the first three months of the prior fiscal year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be slightly higher than those incurred in the prior fiscal year.

On March 7, 1996 the Board of Directors of the Company approved a Common Stock Repurchase Program ("1996 Program") that authorized the Company to purchase up to a maximum of 500,000 shares of stock on the open market for purposes of funding the Company's various employee stock programs. The Company repurchased 260,000 shares during the first three months of fiscal 1999 at an average price per share of $9.12. No shares were repurchased during the first quarter of fiscal 2000. There are 4,500 shares which remain available to be repurchased under the 1996 Program. On

                      HARDING LAWSON ASSOCIATES GROUP, INC.

September 25, 1998, the Board authorized management to repurchase up to 500,000 shares over four years.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services and encounters potential liability including claims for errors and omissions, resulting from construction defects, construction cost overruns, environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company is provided a $15 million per occurrence, $25 million aggregate contractor's operations and professional services insurance policy through an unrelated rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

At August 31, 1999 the Company had cash on hand and cash equivalents of $9,319. The Company has a $20 million revolving credit line agreement that expires in November 2000. At August 31, 1999 and May 31, 1999, the Company had no borrowings outstanding under its line of credit leaving $20 million available to the Company. Borrowings were available to the Company at an interest rate of 6.75% at August 31, 1999 and 6.4% at May 31, 1999. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. During the remainder of fiscal year 2000 the Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions. There can be no assurances that the Company will be able to identify suitable acquisition candidates, and if such are identified, that the Company will be able to successfully negotiate and consummate a transaction.

YEAR 2000 COMPLIANCE

Overview

Computer systems and software have historically been coded to accept only two digit entries for the year. If computers cannot properly distinguish between the years 1900 and 2000, computers may shut down or perform incorrect calculations.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

During the second quarter of fiscal 1999, the Company completed the upgrade of its major information technology system (a project management and accounting system). This version of the third party business application is warranted as Year 2000 compliant. The Company is performing specific Year 2000 compliance testing.

The Company has completed the inventory and assessment of its hardware and software for Year 2000 compliance. Other network and infrastructure upgrades of equipment and software are scheduled as part of normal business operations. Facility and administrative systems that support the Company (such as telephone, security systems, etc.) were also assessed for Year 2000 compliance and priority upgrades to such hardware and software are in progress. The remediation of the Company's facility and administrative systems is scheduled to be completed prior to December 31, 1999. The Company considers risks in these areas to be minimal. Contingency plans will be developed if the Company determines that compliance is not likely to occur.

The Company has undertaken an analysis of its vendors and suppliers to determine potential areas of risk with regard to their failure to achieve Year 2000 compliance. Written requests have been sent to appropriate vendors and suppliers to determine their Year 2000 readiness. Evaluation of the responses to those requests will determine future verification procedures. The Company is currently inventorying and contacting vendors of software and equipment that such vendors have supplied under contracts of relationships with the Company's clients. Contingency plans will also be developed as appropriate to address any potential problems that may be identified.

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

Risks

The upgrade of the Company's project management and accounting systems to a Year 2000 compliant version mitigates the risk that the Company would be unable to maintain accurate client records and billings. Technical deliverables provided by the Company for client sites could cause potential interruption in services provided by those clients. The Company's efforts to evaluate and remediate software and equipment supplied to its clients are expected to mitigate such potential service interruptions. There can be no assurance nonetheless that such mitigation will be effective to avoid such service interruptions.

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

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended August 31, 1999:

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

                                     HARDING LAWSON ASSOCIATES GROUP, INC.


Date:  October 5, 1999               By:  /s/ Robert L. Costello, Jr.
                                     -------------------------------------------
                                     Robert L. Costello, Jr.
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date:  October 5, 1999               By:  /s/ Gregory A. Thornton
                                     -------------------------------------------
                                     Gregory A. Thornton
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX

   Exhibit No.
   -----------

       11             Computation of Per Share Earnings

       27             Financial Data Schedule