Form 10-Q
period 1999-11-30
HARDING LAWSON ASSOCIATES GROUP INC
filed 2000-01-07
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended November 30, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At December 30, 1999, the registrant had issued and outstanding an aggregate of 5,004,328 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            November 30, 1999 (Unaudited) and May 31, 1999....................3

            Condensed Consolidated Statements of Income -
            Three and Six Months Ended November 30, 1999
            and November 30, 1998 (Unaudited).................................4

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended November 30, 1999 and
            November 30, 1998 (Unaudited).....................................5

            Notes to Condensed Consolidated Financial Statements
            November 30, 1999 (Unaudited).....................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................8

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders..............13

   Item 6.  Exhibits and Reports on Form 8-K.................................14

SIGNATURES...................................................................15

INDEX TO EXHIBITS............................................................16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

----------------------------------------------------------------------------------------------------------------
                                                                    November 30, 1999            May 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $16,250                   $17,108
     Investments - rabbi trust                                             2,849                     3,629
     Accounts receivable                                                  35,943                    30,443
     Unbilled work in progress                                             9,535                    15,685
     Less allowances for receivables and unbilled work                    (2,797)                   (2,464)
     Prepaid expenses                                                      1,379                     1,282
     Deferred income taxes                                                 3,139                     5,017
----------------------------------------------------------------------------------------------------------------
         Total current assets                                             66,298                    70,700
----------------------------------------------------------------------------------------------------------------
Equipment                                                                 26,934                    27,947
Less accumulated depreciation                                            (21,873)                  (22,056)
----------------------------------------------------------------------------------------------------------------
         Net equipment                                                     5,061                     5,891
----------------------------------------------------------------------------------------------------------------
Deposits and other assets                                                 10,189                    10,550
----------------------------------------------------------------------------------------------------------------
         Total assets                                                    $81,548                   $87,141
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $7,841                    $9,290
     Accrued expenses                                                      5,608                    10,558
     Accrued compensation                                                  6,784                     7,967
     Deferred compensation - rabbi trust                                   3,354                     4,236
     Billings in excess of costs and estimated earnings
         on uncompleted contracts                                          5,141                     4,558
     Income taxes payable                                                    416                     1,394
----------------------------------------------------------------------------------------------------------------
         Total current liabilities                                        29,144                    38,003
----------------------------------------------------------------------------------------------------------------
Other liabilities                                                          1,388                     1,635
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                30,532                    39,638
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest in subsidiaries                                                                       48
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock, $0.01 par value;
         authorized 1,000,000 shares; none issued
         and outstanding
     Common stock, $0.01 par value; authorized 10,000,000 shares; issued
         5,076,370 and 4,963,336 at November 30, 1999 and May 31, 1999,
         respectively                                                         51                        50
     Additional paid-in capital                                           18,869                    18,066
     Stockholder note receivable                                            (243)                     (243)
     Rabbi trust shares, 72,042 and 70,354 at November
          30, 1999 and May 31, 1999, respectively                           (564)                     (607)
     Retained earnings                                                    32,903                    30,189
----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       51,016                    47,455
----------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                      $81,548                   $87,141
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

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                 Six Months Ended
                                                             November 30,                      November 30,
                                                         1999             1998              1999           1998
-------------------------------------------------------------------------------------------------------------------
Gross revenue                                          $46,060           $40,697          $87,755        $80,140
Less:  Cost of outside services                         15,948            13,900           29,704         25,662
----------------------------------------------------------------------------------------------------------------

Net revenue                                             30,112            26,797           58,051         54,478
-------------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                               20,737            18,690           40,148         37,623
     General expenses                                    6,715             7,987           13,390         15,089
-------------------------------------------------------------------------------------------------------------------

     Total costs and expenses                           27,452            26,677           53,538         52,712
-------------------------------------------------------------------------------------------------------------------

Operating income                                         2,660               120            4,513          1,766

Interest income, net                                       102               106              214            219
-------------------------------------------------------------------------------------------------------------------

Income before income taxes
     and minority interest                               2,762               226            4,727          1,985

Provision for income taxes                               1,193                96            2,000            836

Minority interest                                                             (9)               8             (3)
-------------------------------------------------------------------------------------------------------------------

Net income                                              $1,569              $139           $2,719         $1,152
===================================================================================================================

Basic net income per share                               $0.31             $0.03            $0.55          $0.24
===================================================================================================================

Shares used in computing basic net
     income per share                                    4,998             4,835            4,975          4,859
===================================================================================================================

Diluted net income per share                             $0.30             $0.03            $0.53          $0.23
===================================================================================================================

Shares used in computing diluted net
     income per share                                    5,163             4,854            5,152          4,920
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                               Six Months Ended November 30,
                                                                                 1999                1998
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                 $2,719              $1,152
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                           1,608               1,641
         Net decrease (increase) in current assets                               1,853                (173)
         Net increase (decrease) in current liabilities                         (6,432)              1,358
         Other, net                                                               (597)                 (3)
-----------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) operating activities                      (849)              3,975
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of equipment, net                                                 (1,297)             (1,127)
     Sale of Australian operations                                                 484
     Investment in acquisition                                                                        (184)
-----------------------------------------------------------------------------------------------------------

         Net cash used in investment activities                                   (813)             (1,311)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from sale of stock                                                   804                 201
     Repurchase of common stock                                                                     (2,702)
-----------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities                       804              (2,501)
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (858)                163

Cash and cash equivalents at beginning of period                                17,108              15,118
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $16,250             $15,281
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                November 30, 1999

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999. Reclassification of certain balances from the prior fiscal year have been made to conform to the November 30, 1999 presentation.

NOTE 2: COMMITMENTS AND CONTINGENCIES

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these estimates change significantly, the effect on operations for any quarterly or annual reporting period could be material.

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income (in thousands) for the six months ending November 30 is as follows:

--------------------------------------------------------------------------------
                                                Six Months Ending November 30,
                                                1999                      1998
--------------------------------------------------------------------------------
Net income                                     $2,719                    $1,152
Foreign currency translation adjustment            (5)                      (20)
--------------------------------------------------------------------------------

Comprehensive income                           $2,714                    $1,132
--------------------------------------------------------------------------------

NOTE 4: RESTRUCTURING CHARGES

During May, 1999, the Company recorded charges of $4,383,000 for i) anticipated losses associated with the planned disposal of its investments in its Australian and Mexican operations; such investments were written down to their anticipated net realizable value, ii) severance and other costs associated with the corporate reorganization and corporate office relocation, and iii) the writedown of goodwill associated with the Company's acquisition of EEC Environmental, Inc. in 1993. As of November 30, 1999 and May 31, 1999 the accompanying consolidated financial statements reflect $787,000 and $2,768,000 in accrued expenses, respectively, in connection with the restructuring charges. The remaining accrued expenses at November 30, 1999 primarily relate to severance benefits that will be paid subsequent to November 30, 1999.

NOTE 5: SEGMENT INFORMATION

The Company has determined that the services provided by the Company represent one reportable segment. At the end of fiscal 1999, the Company formally merged its primary domestic operating divisions into a single operating Company. The table below presents information (in thousands) about net revenue from external customers attributable to the Company's country of domicile and attributable to all foreign countries. The method for attributing net revenues from particular countries is based on the location where the service was provided. The Company's foreign operations have been mainly in Australia, which were sold during the second quarter of fiscal 2000, and Mexico, which discontinued operations during fiscal 1999.

--------------------------------------------------------------------------------
                                   Three Months Ended          Six Months Ended
                                       November 30,               November 30,
                                    1999        1998            1999       1998
--------------------------------------------------------------------------------

United States                     $29,680      $25,823        $56,301    $52,353
Australia/Mexico                      432          974          1,750      2,125
--------------------------------------------------------------------------------

Company Total                     $30,112      $26,797        $58,051    $54,478
--------------------------------------------------------------------------------

The table below presents information about total assets attributable to the Company's country of domicile and attributable to all foreign countries (in thousands):

--------------------------------------------------------------------------------
                                                      November 30,       May 31,
                                                          1999             1999
--------------------------------------------------------------------------------

United States                                           $81,548          $86,691
Australia                                                                    450
--------------------------------------------------------------------------------

Company Total                                           $81,548          $87,141
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

Results of Operations
---------------------
(In thousands, except per share data)

The following table sets forth for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.

                                             Percentage of Net Revenue                       Percentage
                                   Three Months Ended         Six Months Ended           Increase (Decrease)
                                       November 30,              November 30,                November 30,
                                                                                  Three Months         Six Months
                                    1999         1998         1999         1998   1999 vs. 1998      1999 vs. 1998
                                    ----         ----         ----         ----   -------------      -------------
Net revenue                        100.0%       100.0%       100.0%       100.0%        12.4%              6.6%
Costs and expenses
     Payroll and benefits           68.9         69.8         69.1         69.1         11.0               6.7
     General expenses               22.3         29.8         23.1         27.7        (15.9)            (11.3)
Operating income/margin              8.8          0.4          7.8          3.2      2,116.7             155.5
Interest income, net                 0.3          0.4          0.3          0.4         (3.8)             (2.3)
Income before income taxes
     and minority interest           9.1          0.8          8.1          3.6      1,122.1             138.1
Provision for income taxes
     and minority interest           3.9          0.3          3.4          1.5      1,271.3             141.1
Net income                           5.2          0.5          4.7          2.1      1,028.8             136.0

Second Quarter Comparison for Fiscal Years 2000 and 1999
--------------------------------------------------------

Net revenue for the fiscal quarter ended November 30, 1999 totaled $30,112, an increase of 12.4% from net revenue of $26,797 for the comparable quarter in the prior fiscal year. The increase in net revenue for the quarter ended November 30, 1999 was attributable to a 58% increase in net revenue from state and local government contracts and a 9% increase in net revenue from domestic industrial clients, partially offset by a 56% decrease in net revenue from international operations, primarily due to the sale of the Australian operations during the second quarter of fiscal year 2000. Net revenue from domestic industrial clients accounted for 49% of total net revenue for the current fiscal quarter compared to 51% for the prior fiscal quarter. Net revenue from federal government contracts accounted for 25% of total net revenue for the current fiscal quarter compared to 28% in the prior fiscal quarter. Net revenue from state and local government contracts was 24% of total net revenue for the current fiscal quarter compared to 17% for the prior fiscal quarter. Net revenue from international operations was 2% of total net revenue for the current fiscal quarter compared to 4% in the prior fiscal quarter. The increase in net revenues during the current fiscal quarter is partially due to one additional week in the accounting period compared to the prior fiscal quarter. During the second quarter of fiscal 2000, the Company also generated more chargeable hours than in the prior fiscal quarter. This positive impact on revenue was partially offset by the Company obtaining a lower rate per hour for services provided.

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

Operating income for the second quarter of fiscal 2000 was $2,660, an increase of 2,116.7% from $120 for the same period in fiscal 1999. Operating margin increased to 8.8% of net revenue in the current quarter compared to 0.4% in the second quarter of fiscal 1999. The increase in operating income resulted from increased sales volume and the favorable impact of the Company's restructuring which has resulted in reduced operating costs. In addition, during the second quarter of the prior fiscal year, approximately $700 in charges were incurred for severance and recruiting expenses associated with the Company's change in its chief executive officer and the write-down of certain excess office leases.

The effective tax rate was 43.2% for the second quarter of fiscal 2000 and was 42.5% in the second quarter of the prior year.

Net income for the quarter was $1,569 compared with $139 in the second quarter of 1999, an increase of 1,028.8%. Basic earnings per share were $0.31 on 4,998 basic weighted average shares outstanding compared to $0.03 per share on 4,835 basic weighted average shares outstanding in the same period last year. Diluted earnings per share were $0.30 on 5,163 diluted weighted average shares outstanding compared to $0.03 per share on 4,854 diluted weighted average shares outstanding in the same period last year.

Six Month Comparison for Fiscal Years 2000 and 1999
---------------------------------------------------

Net revenue for the six months ended November 30, 1999 was $58,051, an increase of 6.6% from net revenue of $54,478 for the six months ended November 30, 1998. The increase in net revenue during fiscal 2000 was attributable to a 57% increase in net revenue from state and local government contracts and a 4% increase in net revenue from domestic industrial clients, partially offset by a 13% decrease in net revenue from federal contracts and a 18% decrease in net revenue from international operations, primarily due to the sale of the Australian operations during the second quarter of fiscal year 2000. Net revenue from domestic industrial clients accounted for 49% of total net revenue for the current fiscal year compared to 50% for the prior fiscal year. Net revenue from federal government contracts accounted for 24% of total net revenue for the current fiscal year compared to 30% in the prior fiscal year. Net revenue from state and local government contracts was 24% of total net revenue for the current fiscal quarter compared to 16% for the prior fiscal quarter. Net revenue from international operations was 3% of total net revenue for the current fiscal year compared to 4% in the prior fiscal quarter. The increase in net revenues during the current fiscal year is partially due to one additional week in the accounting period compared to the prior fiscal year. During the first six months of fiscal 2000, the Company also generated more chargeable hours than in the prior year. This positive impact on revenue was partially offset by the Company obtaining a lower rate per hour for services provided.

Operating income was $4,513, an increase of 155.5% from operating income of $1,766 for the first six months of the prior year. The operating margin increased to 7.8% from 3.2% a year ago. The increase in operating income was due to increased sales volume and the Company's restructuring which has resulted in reduced operating expenses. In addition, during the second quarter of the prior fiscal year, approximately $700 in charges were incurred for severance and recruiting expenses associated with the Company's change in its chief executive officer and the write-down of certain excess office leases.

The effective tax rate for the six months ended November 30, 1999 was 42.3%, and for the six months ended November 30, 1998 was 42.1%.

Net income for the six months was $2,719, a 136.0% increase from net income of $1,152 for the six month period in the prior year. Basic earnings per share were $0.55 on 4,975 weighted average basic shares outstanding compared to $0.24 on 4,859 weighted average basic shares outstanding in the first six month period of the prior year. Diluted earnings per share were $0.53 on 5,152 weighted average diluted shares outstanding compared to $0.23 per share on 4,920 weighted average diluted shares outstanding in the same period last year.

Liquidity and Capital Resources
-------------------------------

For the six months ended November 30, 1999, net cash used in operations was $849 compared to cash provided by operations of $3,975 for the same period last year. The decrease in cash provided by operations was due primarily to increased payments of the Company's payables and accrued liabilities, including those related to the Company's restructuring costs. This decrease is cash was partially offset by improved collections of the Company's receivables compared to the prior year.

The Company made net capital expenditures of $1,297 in the first six months of fiscal 2000 compared to capital expenditures of $1,127 in the first six months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current fiscal year will be approximately the same as those incurred in the prior fiscal year.

On March 7, 1996 the Board of Directors of the Company approved a Common Stock Repurchase Program ("1996 Program") that authorized the Company to purchase up to a maximum of 500,000 shares of stock on the open market for the purpose of funding the Company's various employee stock programs. The Company repurchased 310,000 shares during the first six months of fiscal 1999 at an average price of $8.72. No shares were repurchased during the same period of fiscal 2000. There are 4,500 shares that remain available to be repurchased under the 1996 Program. On September 25, 1998, the Board authorized management to repurchase up to 500,000 shares over four years.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns, environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company maintains a contractor's operations and professional services insurance policy as well as a general liability insurance policy through an unrelated, rated carrier.

At November 30, 1999 the Company had cash on hand and cash equivalents of $16,250. The Company has a $20 million revolving credit line agreement that expires in November 2000. At November 30, 1999 and 1998, the Company had no borrowings outstanding under its line of credit. Borrowings were available to the Company at an interest rate of 7.9% at November 30, 1999. The Company believes it is in compliance with all covenants pertaining to the credit line agreement.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. During the remainder of fiscal 2000 the Company intends to actively continue its search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions. There can be no assurances that the Company will be able to identify suitable acquisition candidates, and if such are identified, that the Company will be able to successfully negotiate and consummate a transaction.

Year 2000 Compliance
--------------------

Overview
--------

Computer systems and software have historically been coded to accept only two digit entries for the year. If computers cannot properly distinguish between the years 1900 and 2000, computers may shut down or perform incorrect calculations.

Scope & Status
--------------

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

Prior to December 31, 1999, the Company completed the upgrade and testing of its major information technology system (a project management and accounting system). This version of the third party business application is warranted as Year 2000 compliant.

In addition, the Company completed an inventory and assessment of its hardware, software, operating systems, network infrastructure, facility and administrative systems (such as telephone, security systems, etc.) for Year 2000 compliance with upgrades made as appropriate. The Company considers risks in these areas to be minimal. Contingency plans are in place where necessary.

Also, prior to December 31, 1999, the Company completed an analysis of its vendors and suppliers to determine potential areas of risk with regard to their failure to achieve Year 2000 compliance. Written requests were sent to appropriate vendors and suppliers to determine their Year 2000 readiness. The Company inventoried software and equipment supplied by vendors under contracts or relationships with the Company's clients. Contingency plans are in place as appropriate to address any potential supply problems.

At this time the Company has not identified any significant problems associated with Year 2000 compliance; however, the Company will continue to monitor its information applications, its hardware and software systems as well as vendors and suppliers' systems for compliance.

Costs
-----

The costs associated with Year 2000 compliance have not been material and generally fall within normally anticipated operating and capital spending. Although the Company does not currently anticipate additional material costs for Year 2000 compliance, it cannot ensure Year 2000 compliance by third parties.

Risks
-----

The upgrade of the Company's project management and accounting systems to a Year 2000 compliant version mitigates the risk that the Company is unable to maintain accurate client records and billings. The Company's efforts to evaluate and remediate software and equipment supplied to its clients have mitigated potential interruption in services provided by such clients; however, there can be no assurance nonetheless that such mitigation will be effective to avoid such service interruptions.

The Company cannot predict with accuracy the extent to which its vendors and clients are compliant. The Company's financial position could be adversely affected if major vendors or clients have not adequately completed Year 2000 requirements. The Company believes that the most significant risk it faces with regard to Year 2000 compliance issues is if disruptions occurred to a significant portion of the Company's client base that could cause delayed contracting for and/or payment of the Company's services.

At this time, the Company has not encountered any significant problems associated with the risks of Year 2000 compliance.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant was held on September 17, 1999 and two proposals were presented to security holders for a vote; election of two directors and ratification of the appointment of independent auditors.

The six-member Board of Directors is divided into three classes. Each year one of the classes stands for election to a term of three years. The class standing for election at the 1999 annual meeting was Class III, consisting of two directors: incumbent director Ross K. Anderson and newly nominated director Frank S. Waller. The terms for Class I Directors, Robert L. Costello, Jr., Retired Rear Admiral Stuart F. Platt and Donald K. Stager, expire in 2000, and the terms for Class II Directors, James M. Edgar and Richard D. Puntillo, expire in 2001.

The following table lists the votes cast:

                                       For       Withheld
                                       ---       --------
Proposal 1

Election of Directors
         Ross K. Anderson           3,341,337   1,103,683
         Frank S. Waller            3,432,275   1,012,745

                                       For        Against    Abstain    Non-Vote
                                       ---        -------    -------    --------
Proposal 2

Ratification of Ernst & Young LLP
Independent Auditors                4,430,930      11,146     2,944        0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended November 30, 1999:

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

                                    HARDING LAWSON ASSOCIATES GROUP, INC.


Date: January  7, 2000              /s/ Robert L. Costello, Jr.
     ------------------             -------------------------------------------
                                    Robert L. Costello, Jr.
                                    President, Chief Executive Officer,
                                    and interim Chief Financial Officer
                                    (Principal Executive and Financial Officer)


                                    /s/ Valorie B. Feher
                                    -------------------------------------------
                                    Valorie B. Feher
                                    Vice President Finance and Administration
                                    (Duly Authorized Officer)

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                  EXHIBIT INDEX

    Exhibit No.
    -----------

        11                 Computation of Net Income Per Share

        27                 Financial Data Schedule