Form 10-Q
period 2000-02-29
HARDING LAWSON ASSOCIATES GROUP INC
filed 2000-04-05
CIK 818968

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended February 29, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At April 3, 2000, the registrant had issued and outstanding an aggregate of 5,100,996 shares of its common stock.

                                      INDEX

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            February 29, 2000 (Unaudited) and May 31, 1999.....................3

            Condensed Consolidated Statements of Income -
            Three and Nine Months Ended February 29, 2000
            and February 28, 1999 (Unaudited)..................................4

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended February 29, 2000 and
            February 28, 1999 (Unaudited)......................................5

            Notes to Condensed Consolidated Financial Statements
            February 29, 2000 (Unaudited)......................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................8

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURES         ...........................................................13

INDEX TO EXHIBITS  ...........................................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

----------------------------------------------------------------------------------------------------------------
                                                                    February 29, 2000            May 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $17,100                   $17,108
     Investments - rabbi trust                                             2,301                     3,629
     Accounts receivable                                                  33,689                    30,443
     Unbilled work in progress                                             9,578                    15,685
     Less allowances for receivables and unbilled work                    (2,697)                   (2,464)
     Prepaid expenses                                                      1,129                     1,282
     Deferred income taxes                                                 2,153                     5,017
----------------------------------------------------------------------------------------------------------------
         Total current assets                                             63,253                    70,700
----------------------------------------------------------------------------------------------------------------
Equipment                                                                 27,050                    27,947
Less accumulated depreciation                                            (22,073)                  (22,056)
----------------------------------------------------------------------------------------------------------------
         Net equipment                                                     4,977                     5,891
----------------------------------------------------------------------------------------------------------------
Deposits and other assets                                                 10,465                    10,550
----------------------------------------------------------------------------------------------------------------
         Total assets                                                    $78,695                   $87,141
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $4,437                    $9,290
     Accrued expenses                                                      4,236                    10,558
     Accrued compensation                                                  7,733                     7,967
     Deferred compensation - rabbi trust                                   2,918                     4,236
     Billings in excess of costs and estimated earnings
         on uncompleted contracts                                          5,520                     4,558
     Income taxes payable                                                     15                     1,394
----------------------------------------------------------------------------------------------------------------
         Total current liabilities                                        24,859                    38,003
----------------------------------------------------------------------------------------------------------------
Other liabilities                                                          1,578                     1,635
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                26,437                    39,638
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest in subsidiaries                                                                       48
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock, $0.01 par value;
         authorized 1,000,000 shares; none issued
         and outstanding
     Common stock, $0.01 par value; authorized 10,000,000 shares; issued
         5,092,996 and 4,963,336 at February 29, 2000 and May 31, 1999,
         respectively                                                         51                        50
     Additional paid-in capital                                           18,935                    18,066
     Stockholder note receivable                                            (243)                     (243)
     Rabbi trust shares, 77,101 and 70,354 at February
          29, 2000 and May 31, 1999, respectively                           (619)                     (607)
     Retained earnings                                                    34,134                    30,189
----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       52,258                    47,455
----------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                      $78,695                   $87,141
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

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                 Nine Months Ended
                                                            February 29/28,                   February 29/28,
                                                         2000             1999              2000           1999
-------------------------------------------------------------------------------------------------------------------
Gross revenue                                          $40,562           $41,326         $128,317       $121,466
Less:  Cost of outside services                         14,831            15,031           44,535         40,693
-------------------------------------------------------------------------------------------------------------------

Net revenue                                             25,731            26,295           83,782         80,773
-------------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Payroll and benefits                               17,478            18,148           57,626         55,771
     General expenses                                    6,234             7,594           19,624         22,683
-------------------------------------------------------------------------------------------------------------------

     Total costs and expenses                           23,712            25,742           77,250         78,454
-------------------------------------------------------------------------------------------------------------------

Operating income                                         2,019               553            6,532          2,319

Interest income, net                                        80               130              294            349
-------------------------------------------------------------------------------------------------------------------

Income before income taxes
     and minority interest                               2,099               683            6,826          2,668

Provision for income taxes                                 868               287            2,868          1,123

Minority interest                                                            (18)               8            (21)
-------------------------------------------------------------------------------------------------------------------

Net income                                              $1,231              $414           $3,950         $1,566
===================================================================================================================

Basic net income per share                               $0.25             $0.09            $0.79          $0.32
===================================================================================================================

Shares used in computing basic net
     income per share                                    5,004             4,815            4,984          4,844
===================================================================================================================

Diluted net income per share                             $0.24             $0.09            $0.77          $0.32
===================================================================================================================

Shares used in computing diluted net
     income per share                                    5,145             4,830            5,150          4,890
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended February 29/28,
                                                                                 2000                1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                 $3,950              $1,566
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                           2,315               2,426
         Net decrease (increase) in current assets                               5,748              (2,633)
         Net (decrease) increase in current liabilities                        (10,716)              1,185
         Other, net                                                               (880)               (200)
-------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                                 417               2,344
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of equipment, net                                                 (1,779)             (1,460)
     Sale of Australian operations                                                 484
     Investment in acquisition                                                                      (1,020)
-------------------------------------------------------------------------------------------------------------------

         Net cash used in investment activities                                 (1,295)             (2,480)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from sale of stock                                                   870                 280
     Repurchase of common stock                                                                     (2,702)
-------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities                       870              (2,422)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (8)             (2,558)

Cash and cash equivalents at beginning of period                                17,108              15,118
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $17,100             $12,560
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      HARDING LAWSON ASSOCIATES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                February 29, 2000

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Harding Lawson Associates Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999. Reclassification of certain balances from the prior fiscal year have been made to conform to the February 29, 2000 presentation.

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

NOTE 3:  COMPREHENSIVE INCOME

Comprehensive income (in thousands) for the nine months ending February 29/28 is as follows:

--------------------------------------------------------------------------------
                                              Nine Months Ending February 29/28,
                                                   2000                 1999
--------------------------------------------------------------------------------
Net income                                        $3,950               $1,566
Foreign currency translation adjustment               (5)                 (50)
--------------------------------------------------------------------------------
Comprehensive income                              $3,945               $1,516
--------------------------------------------------------------------------------

NOTE 4:  RESTRUCTURING CHARGES

During May, 1999, the Company recorded charges of $4,383,000 for i) anticipated losses associated with the planned disposal of its investments in its Australian and Mexican operations; such investments were written down to their anticipated net realizable value ($2,154,000), ii) severance and other costs associated with the corporate reorganization and corporate office relocation ($2,029,000), and
iii) the writedown of goodwill associated with the Company's acquisition of EEC Environmental, Inc. in 1993 ($200,000). As of February 29, 2000 and May 31, 1999, the accompanying consolidated financial statements reflect $0 and $2,768,000 in accrued expenses, respectively, in connection with the restructuring charges. The Company now considers the restructuring complete and expects to incur no further charges.

NOTE 5:  SEGMENT INFORMATION

The Company has determined that the services provided by the Company represent one reportable segment. At the end of fiscal 1999, the Company formally merged its primary domestic operating divisions into a single operating Company. The table below presents information (in thousands) about net revenue from external customers attributable to the Company's country of domicile and attributable to all foreign countries. The method for attributing net revenues from particular countries is based on the location where the service was provided. The Company's foreign operations have been mainly in Australia, which were sold during the second quarter of fiscal 2000, and Mexico, which were discontinued during fiscal 1999.

--------------------------------------------------------------------------------
                                   Three Months Ended          Nine Months Ended
                                     February 29/28,            February 29/28,
                                    2000        1999            2000       1999
--------------------------------------------------------------------------------

United States                    $25,731     $25,384         $82,032    $77,737
Australia/Mexico                                 911           1,750      3,036
--------------------------------------------------------------------------------

Company Total                    $25,731     $26,295         $83,782    $80,773
--------------------------------------------------------------------------------

The table below presents information about total assets attributable to the Company's country of domicile and attributable to all foreign countries (in thousands):

--------------------------------------------------------------------------------
                                                      February 29,       May 31,
                                                          2000             1999
--------------------------------------------------------------------------------

United States                                           $78,695          $86,691
Australia                                                                    450
--------------------------------------------------------------------------------

Company Total                                           $78,695          $87,141
--------------------------------------------------------------------------------

The amounts included for net revenue and total assets are based on the financial information used to produce these financial statements.

NOTE 6:  SUBSEQUENT EVENT

Subsequent to the fiscal quarter ended February 29, 2000, the Company announced on March 24, 2000, that it had entered into an Agreement and Plan of Merger, dated as of March 23, 2000, by and among MACTEC, Inc., CETCAM Acquisition Corporation, a wholly owned subsidiary of MACTEC, and the Company. Under the terms of the Merger Agreement, the Company will become a wholly owned subsidiary of MACTEC through the merger of CETCAM with and into the Company and each share of common stock of the Company will be converted into the right to receive $11.50 per share in cash. The Agreement is subject to certain conditions, including obtaining the approval of the holders of at least the majority of the outstanding shares of common stock of the Company.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the level of future purchases of fixed assets and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
(In thousands, except per share data)

The following table sets forth for the periods indicated, (i) the percentage that certain items in the condensed consolidated income statements of the Company bear to net revenues, and (ii) the percentage increase (decrease) in dollar amount of such items from year to year.


                                              Percentage of Net Revenue                         Percentage
                                   Three Months Ended          Nine Months Ended            Increase (Decrease)
                                     February 29/28,            February 29/28,               February 29/28,
                                                                                    Three Months         Nine Months
                                    2000         1999         2000         1999     2000 vs. 1999       2000 vs. 1999
                                    ----         ----         ----         ----     -------------       -------------
Net revenue                        100.0%       100.0%       100.0%       100.0%        (2.1)%               3.7%
Costs and expenses
     Payroll and benefits           67.9         69.0         68.8         69.0         (3.7)                3.3
     General expenses               24.2         28.9         23.4         28.1        (17.9)              (13.5)
Operating income/margin              7.9          2.1          7.8          2.9        265.1               181.7
Interest income, net                 0.3          0.5          0.3          0.4        (38.5)              (15.8)
Income before income taxes
     and minority interest           8.2          2.6          8.1          3.3        207.3               155.8
Provision for income taxes
     and minority interest           3.4          1.0          3.4          1.4        222.7               161.0
Net income                           4.8          1.6          4.7          1.9        197.3               152.2

Third Quarter Comparison for Fiscal Years 2000 and 1999

Net revenue for the fiscal quarter ended February 29, 2000 totaled $25,731, a decrease of 2.1% from net revenue of $26,295 for the comparable quarter in the prior fiscal year. The decrease in net revenue for the quarter ended February 29, 2000 was attributable to a decrease of $1,811 or 13% in net revenue from domestic industrial clients and a decrease of $911 or 100% in net revenue from international operations, primarily due to the sale of the Australian operations during the second quarter of fiscal 2000. Net revenue was favorably impacted by an increase of $1,520 or 30% in net revenue from state and local government contracts and an increase of $638 or 11% in net revenue from federal government contracts. Net revenue from domestic industrial clients accounted for 49% of total net revenue for the current fiscal quarter compared to 55% for the prior fiscal quarter. Net revenue from federal government contracts accounted for 25% of total net revenue for the current fiscal quarter compared to 23% in the prior fiscal quarter. Net revenue from state and local government contracts was 26% of total net revenue for the current fiscal quarter compared to 19% for the prior fiscal quarter. Net revenue from international operations was 0% of total net revenue for the current fiscal quarter compared to 3% in the prior fiscal quarter. Net revenue was unfavorably impacted during the third quarter of fiscal 2000 by the Company obtaining a lower rate per hour for services provided compared to the prior year due to the competitive environment of the industry.

A portion of the services provided by the Company to its public sector clients are performed under a relatively small number of larger contracts compared to private sector clients. If the Company is unsuccessful in realizing the full potential of these contracts or winning new contracts, or if funding delays are experienced on previously awarded federal contracts, a material decline in revenue could result.

Operating income for the third quarter of fiscal 2000 was $2,019, an increase of 265.1% from $553 for the same period in fiscal 1999. Operating margin increased to 8.2% of net revenue in the current quarter compared to 2.6% in the third quarter of fiscal 1999. The increase in operating income resulted from the favorable impact of the Company's restructuring which has resulted in reduced operating costs. The decrease in general expenses is due to reductions in administrative personnel, cost containment and lower rent and related office expenses due to office consolidations. The effective tax rate was 41% for the third quarter of fiscal 2000 and was 42% in the third quarter of the prior year.

Net income for the quarter was $1,231 compared with $414 in the third quarter of fiscal 1999, an increase of 197.3%. Basic earnings per share were $0.25 on 5,004 basic weighted average shares outstanding compared to $0.09 per share on 4,815 basic weighted average shares outstanding in the same period last year. Diluted earnings per share were $0.24 on 5,145 diluted weighted average shares outstanding compared to $0.09 per share on 4,830 diluted weighted average shares outstanding in the same period last year.

Nine Month Comparison for Fiscal Years 2000 and 1999

Net revenue for the nine months ended February 29, 2000 was $83,782, an increase of 3.7% from net revenue of $80,773 for the nine months ended February 28, 1999. The increase in net revenue during fiscal 2000 was attributable to an increase of $6,334 or 45% in net revenue from state and local government contracts reduced by a) $1,703 or a 4% decrease in net revenue from domestic industrial clients, b) $1,286 or a 42% decrease in net revenue from international operations, primarily due to the sale of the Australian operations during the second quarter of fiscal year 2000, and c) $336 or a 2% decrease in net revenue from federal contracts. Net revenue from domestic industrial clients accounted for 49% of total net revenue for the current fiscal year compared to 53% for the prior fiscal year. Net revenue from federal government contracts accounted for 25% of total net revenue for the current fiscal year compared to 26% in the prior fiscal year. Net revenue from state and local government contracts was 24% of total net revenue for the current fiscal quarter compared to 17% for the prior fiscal quarter. Net revenue from international operations was 2% of total net revenue for the current fiscal year compared to 4% in the prior fiscal quarter. During the first nine months of fiscal 2000, the Company also generated more chargeable hours than in the prior year but at a lower rate per hour for services provided, resulting in a net positive impact on revenues.

Operating income was $6,532, an increase of 181.7% from operating income of $2,319 for the first nine months of the prior year. The operating margin increased to 7.8% from 2.9% a year ago. The increase in operating income was due to increased sales volume and the Company's restructuring which has resulted in reduced operating expenses. The decrease in general expenses is due to reductions in administrative personnel, cost containment and lower rent and related office expenses due to office consolidations. In addition, during the second quarter of the prior fiscal year, approximately $700 in charges were incurred for severance and recruiting expenses associated with the Company's change in its chief executive officer and costs associated with certain office closures and abandoned office space.

The effective tax rate was 42% for the nine months ended February 29, 2000 and February 28, 1999.

Net income for the nine months was $3,950, a 152.2% increase from net income of $1,566 for the nine month period in the prior year. Basic earnings per share were $0.79 on 4,984 weighted average basic shares outstanding compared to $0.32 on 4,844 weighted average basic shares outstanding in the same nine month period of the prior year. Diluted earnings per share were $0.77 on 5,150 weighted average diluted shares outstanding compared to $0.32 per share on 4,890 weighted average diluted shares outstanding in the same period last year.

Liquidity and Capital Resources

For the nine months ended February 29, 2000, net cash provided by operations was $417 compared to $2,344 for the same period last year. The decrease in cash provided by operations was due primarily to $11,901 of increased payments of the Company's payables and accrued liabilities, including those related to the Company's restructuring costs, net of $8,381 from improved collections of the Company's receivables and recovery of other current assets.

The Company made net capital expenditures of $1,779 in the first nine months of fiscal 2000 compared to capital expenditures of $1,460 in the same period for the prior year. The Company anticipates that its capital expenditures for the current fiscal year will be slightly higher than those incurred in the prior fiscal year.

On March 7, 1996 the Board of Directors of the Company approved a Common Stock Repurchase Program ("1996 Program") that authorized the Company to purchase up to a maximum of 500,000 shares of stock on the open market for the purpose of funding the Company's various employee stock programs. The Company repurchased 310,000 shares during the first nine months of fiscal 1999 at an average price of $8.72. No shares were repurchased during the same period of fiscal 2000. There are 4,500 shares that remain available to be repurchased under the 1996 Program. On September 25, 1998, the Board authorized management to repurchase up to 500,000 shares over four years.

The Company is a consulting engineering services firm engaged in providing environmental, infrastructure, geotechnical and construction related services, and encounters potential liability including claims for errors and omissions resulting from construction defects, construction cost overruns, environmental or other damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. The Company maintains a consultant's environmental liability insurance policy as well as a general liability insurance policy through an unrelated, rated carrier.

At February 29, 2000, the Company had cash on hand and cash equivalents of $17,100. The Company has a $20 million revolving credit line agreement that expires in November, 2000. At February 29, 2000 and February 28, 1999, the Company had no borrowings outstanding under its line of credit. Borrowings were available to the Company at an interest rate of 7.4% at February 29, 2000. The Company believes it is in compliance with all covenants pertaining to the credit line agreement.

The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year.

Year 2000 Compliance

At this time the Company has not identified any significant problems associated with the risks of Year 2000 compliance. The Company will continue to monitor its information application and its hardware and software systems, as well as vendors and suppliers' systems, for compliance.

                      HARDING LAWSON ASSOCIATES GROUP, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a.    Exhibits

                   The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended February 29, 2000:

                   Exhibit No. 11 Computation of Net Income Per Share

                   Exhibit No. 27 Financial Data Schedule

             b.    Reports on Form 8-K

                   Subsequent to the fiscal quarter ended February 29, 2000, the Company filed a Current Report on Form 8-K, dated March 24, 2000, announcing that the Company had entered into an Agreement and Plan of Merger, dated as of March 23, 2000, by and among MACTEC, Inc., CETCAM Acquisition Corporation, a wholly owned subsidiary of MACTEC, and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARDING LAWSON ASSOCIATES GROUP, INC.


Date:  April 5, 2000                 /s/ Robert L. Costello, Jr.
       ----------------              -------------------------------------------
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